Form 10-Q
period 1996-03-31
UNITED WASTE SYSTEMS INC
filed 1996-05-15
CIK 879688

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to

Commission file number 0-20868

                   UNITED WASTE SYSTEMS, INC.
     (Exact name of Registrant as specified in its charter)


  Delaware                                           13-3532338
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

Four Greenwich Office Park, Greenwich, Connecticut          06830
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (203) 622-3131

Indicate by check mark whether the registrant (1) has filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X   Yes         No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1996:

        Common Stock, $.001 par value   17,859,821 shares

                   UNITED WASTE SYSTEMS, INC.
         FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                              INDEX

                                                            Page
PART I    FINANCIAL INFORMATION

 Item 1   Condensed Financial Statements

          Condensed Consolidated Balance Sheets as of March 31,
          1996 and December 31, 1995 (unaudited) . . . . . . . .3

          Condensed Consolidated Statements of Operations for
          Three Months Ended March 31, 1996 and 1995
          (unaudited). . . . . . . . . . . . . . . . . . . . . .4

          Condensed Consolidated Statement of Stockholders'
          Equity for the Three Months Ended March 31, 1996
          (unaudited). . . . . . . . . . . . . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1996 and 1995
          (unaudited). . . . . . . . . . . . . . . . . . . . . .6

          Notes to Unaudited Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . .8

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . 12

PART II   OTHER INFORMATION

 Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . 21

          Signatures . . . . . . . . . . . . . . . . . . . . . 22

                      UNITED WASTE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                            March 31      December 31
                                              1996           1995
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents              $  2,335,494   $  3,836,675
  Accounts receivable, net of
    allowance for doubtful accounts
    of $2,685,000 and $2,117,000           38,943,301     37,341,231
  Prepaid expenses and other current
    assets                                 14,659,471     13,635,294

          Total current assets             55,938,266     54,813,200

Property and equipment, net
  of accumulated depreciation of
  $57,309,000 and $51,421,000             304,812,166    287,562,619
Intangible assets, net                    191,974,001    171,739,197
Other assets                               17,768,073     19,907,045
                                         $570,492,506   $534,022,061

Current liabilities:
  Current portion of long-term debt
   and nonrecourse bonds                 $  4,283,189   $  5,644,096
  Accounts payable                         14,873,925     17,717,411
  Deferred revenue                          8,948,502      8,291,415
  Due to seller                             6,208,663      6,465,720
  Short-term accrued landfill costs         6,413,557      6,524,024
  Current portion of capital lease
    obligations                             1,417,692      1,383,576
  Accrued expenses and other current
    liabilities                            15,399,019     15,444,962
          Total current liabilities        57,544,547     61,471,204

Long-term debt, less current portion      169,145,485    156,193,971
Obligations under capital leases, less
  current portion                           4,434,634      4,687,554
Nonrecourse sewage facility revenue bonds,
  less current portion                      9,400,000      9,400,000

Accrued landfill costs                     33,319,800     27,663,907
Other long-term liabilities                 2,798,776      3,056,578
Deferred income taxes                      34,841,257     33,885,306
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value,
  25,000,000 shares authorized;
  17,847,637 and 17,213,167 shares
  issued and outstanding                       17,848         17,213

Additional paid-in capital                215,119,565    199,962,126
Retained earnings                          43,870,594     37,684,202
          Total stockholders' equity      259,008,007    237,663,541
                                         $570,492,506   $534,022,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended
                                                 March 31

                                            1996           1995
                                               (Unaudited)
Revenues                              $ 62,674,983   $ 38,192,293

Cost of operations                      39,884,215     24,985,933

Selling, general and administrative
  expense                                9,510,975      6,300,604

Income from operations                  13,279,793      6,905,756

Interest expense                         3,408,687      1,817,307

Other income, net                         (270,521)      (183,443)

Income before provision
  for income taxes                      10,141,627      5,271,892

Provision for income taxes               3,955,235      1,992,197

Net income                               6,186,392      3,279,695

Net deductions from income available
  to common stockholders                                  204,925

Income available to
  common stockholders                 $  6,186,392   $  3,074,770

Earnings per common share and
  common equivalent share             $        .33   $        .21


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (UNAUDITED)

                             Common Stock
                            Number             Additional
                                of                Paid-in    Retained
                            Shares    Amount      Capital    Earnings
Balance,
  December 31, 1995     17,213,167   $17,213 $199,962,126 $37,684,202
Exercise of common
  stock warrants
  and options              603,848       604   14,012,545
Issuance of
  common stock              30,622        31    1,144,894
Net income                                                  6,186,392
Balance,
  March 31, 1996        17,847,637   $17,848 $215,119,565 $43,870,594


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNITED WASTE SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months Ended
                                                   March 31
                                               1996         1995
                                                  (Unaudited)
Cash flows from operating activities:
  Net income                              $ 6,186,392    $  3,279,695
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         8,046,501       4,273,319
      Deferred income taxes                   988,551         192,166
      Loss on sale of assets                   12,388          64,802
      Pro forma tax adjustment                                212,383
Changes in operating assets and
  liabilities:
    Accounts receivable                       464,721         776,187
    Other assets                             (537,154)     (1,459,594)
    Accounts payable                       (4,334,526)     (3,729,039)
    Accrued landfill costs                    369,717         154,165
    Other liabilities                       2,106,752       2,087,816
    Net cash provided by operating
      activities                           13,303,342       5,851,900
Cash flows from investing activities:
  Purchases of property and equipment      (7,225,883)     (4,608,631)
  Proceeds from sale of assets                                 75,650
  Restricted investments, net (held to
    maturity)                               1,985,768        (487,603)
  Payments of contingent purchase price      (374,173)       (926,169)
  Payments of capitalized project costs      (290,628)       (162,143)
  Purchases of other companies,
    net of cash acquired                  (28,650,056)    (31,877,940)
  Net cash used in investing activities   (34,554,972)    (37,986,836)
Cash flows from financing activities:
  Due to sellers                           (2,243,872)     (1,855,976)
  Dividends on preferred stock                               (204,925)
  Proceeds from debt                       21,100,000      46,950,000
  Repayments of debt                       (9,554,949)    (13,135,135)
  Repayments of capital lease obligations    (332,185)       (311,008)
  Payments of financing costs                                (558,580)
  Proceeds from exercise of common
    stock warrants and options             10,781,455         604,008
  Net proceeds from issuance
    of common stock                                         3,438,600
  Net cash from financing activities       19,750,449      34,926,984
  (Decrease) increase in cash and
    cash equivalents                       (1,501,181)      2,792,048
Cash and cash equivalents at
  beginning of period                       3,836,675         711,402
Cash and cash equivalents at
  end of period                            $2,335,494      $3,503,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                              Three Months Ended
                                                   March 31
                                               1996         1995
                                                  (Unaudited)
Supplemental disclosure of cash flow
information:
  Cash paid during the period for interest,
    net of amounts capitalized            $  3,509,942   $    422,887
  Cash paid during the period for
    income taxes                          $  2,157,320   $    914,755
Supplemental schedule of noncash investing
  and financing activities:
  The Company acquired the net assets
    and assumed certain liabilities of
    other companies as follows:
  Fair value of net assets acquired:
    Property and equipment                $ 15,960,870   $ 28,204,261
    Other assets, net of cash acquired      23,789,450     35,647,517
    Less liabilities assumed                (7,823,613)   (19,303,872)
    Less amounts due to seller              (2,006,922)    (3,527,784)
    Less amounts paid in common stock       (1,144,893)    (6,960,000)
    Less deposits and capitalized project
      costs paid in prior periods             (124,836)    (2,182,182)
    Net cash paid                          $28,650,056    $31,877,940


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   UNITED WASTE SYSTEMS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1996 and 1995

Note 1 - Basis of presentation

     The condensed consolidated balance sheet as of March 31, 1996 and the related condensed consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1996 and 1995 are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted.

     The financial statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Effective January 1, 1996, the Company adopted the provisions of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS No. 121"), issued by the Financial Accounting Standards Board. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption and on-going effects of this Statement did not have an effect on the Company's financial position or results of operations for the quarter ended March 31, 1996.

Note 2 - Acquisitions

     During the first quarter of 1996, the Company completed the following acquisitions of businesses:

                Company           Business          Date Acquired
United Waste Systems, Inc.
 (MN) (not previously affiliated
  with the Company)                Collection        January 1996
Cardinal Sanitation, Inc.          Collection        January 1996
Albany Disposal Service, Inc.      Collection        January 1996
Hudson & Sons Sanitation           Collection        January 1996
Commercial Disposal Company, Inc. Collection/        January 1996
                                     Transfer
                                      Station

Central Sanitary Landfill, Inc.     Landfill/       February 1996
                                   Collection
Robert Wright Disposal, Inc.       Collection       February 1996
Creech Sanitation                  Collection       February 1996
Cheshire Sanitation, Inc.         Collection/       February 1996
                                     Transfer
                                      Station
Charlie's Rubbish                  Collection          March 1996

     The above acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's condensed consolidated financial statements from their respective acquisition dates.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the quarters ended March 31, 1996 and 1995 as though each acquisition described above which was consummated in the first quarter of 1996, was made on January 1, 1996, in the case of the results for the first quarter of 1996, and each acquisition which was consummated during the period of January 1, 1995 to March 31, 1996 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K, were made on January 1, 1995, in the case of the results for the first quarter of 1995.

                                           1996           1995
Revenues                                $63,683,186     $59,769,332

Net income                                6,208,005       4,113,252

Primary earnings
  per common share and common
  equivalent share                              .33             .29

Fully diluted earnings
  per common share and common
  equivalent share                              .33             .29

     On September 29, 1995, the Company acquired all of the outstanding stock of Carmel Marina Corporation, Neal Road Landfill Corporation, Jolon Road Landfill Corporation, Cal Sanitation Services, Inc., Portable Site Services, Inc. and certain real estate assets (the "Carmel Marina Companies") in a transaction accounted for as a pooling-of-interests and, accordingly, the condensed consolidated financial statements of the Company have been restated for the three months ended March 31, 1995 to include the accounts of the Carmel Marina Companies.

     Certain of the Carmel Marina Companies had elected to be treated as Subchapter S Corporations for federal and state income tax purposes. Under this provision, the companies' income or loss is passed through to their stockholders rather than being subjected to taxes at the corporate level. The condensed consolidated financial statements for the three months ended March 31, 1995 reflect provisions for income taxes on a pro forma basis as if all of the Carmel Marina Companies were liable for federal and state income taxes as taxable corporate entities.

     The unaudited results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

Note 3 - Contingencies

     While the Company carries a wide range of insurance coverage for the protection of the Company's assets and operations, the Company does not carry insurance coverage for environmental liability, except as described in the following sentence. The Company's insurance coverage for environmental liability is limited to (i) contractor pollution liability insurance that relates to certain environmental services provided by the Company and (ii) certain other pollution liability insurance which is the equivalent to self-insurance because under the terms thereof the Company is required to fully reimburse the insurance company for any paid claims. In the event uninsured losses occur, the Company's net income and financial position could be materially adversely affected.

     On January 9, 1996, the Junker Landfill Trust sued the Company, Junker Sanitation Service, Inc., and United Waste Transfer, Inc., both of which are subsidiaries of the Company, and approximately 800 other parties in the United States District Court for the Western District of Wisconsin, Case No. 96C-19S, for contribution under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as well as state common law. These claims relate to alleged releases of hazardous substances at the Junker Landfill site in Hudson, Wisconsin. The suit against Junker Sanitation Services, Inc. is based upon its transportation of waste to the landfill over a ten year period ended 1987. The claims asserted directly against the Company and United Waste Transfer, Inc. are based upon the Company"s acquisition in 1995 of the stock of Junker Sanitation Services, Inc. The suit is in its initial stages and the Company is not yet in a position to assess the likelihood of the Plaintiff's success in this litigation. In any event, the former owner of Junker Sanitation, Inc. has agreed to indemnify the Company against any liability to the Plaintiff. In the opinion of management, this claim should not materially affect the financial position of the Company.

     On May 26, 1995, the Company sued Robert Foley and Matthew Parzych in the United States District Court for the District of Connecticut, Case No. 3:95-CV-985. The defendants sold stock in certain Massachusetts corporations to the Company under an agreement dated April 1, 1992 (the "1992 agreement"). In the suit the Company seeks approximately $1,115,000 in cash and securities from an escrow account and additional amounts from defendants by reason of indemnity provisions contained in the 1992 agreement and confirmed in an agreement dated January 28, 1994 (the "1994 agreement"). The defendants have counterclaimed against the Company and its chief executive officer, seeking to invalidate the 1994 agreement primarily for alleged lack of consideration and economic duress, and to receive alleged damages and costs. The counterclaims for damages are primarily for alleged misrepresentations by the Company in connection with the 1992 agreement, and were asserted by defendants notwithstanding provisions in the 1994 agreement which generally released the Company from all claims. The Company intends vigorously to pursue its claims in this action and to seek dismissal of the counterclaims. In the opinion of management, this claim should not materially affect the financial position of the Company.

     The Company accrues the costs for closure and post-closure monitoring over the life of its owned landfills and will pay out these costs over the next thirty years. Major components of these costs include closure cap construction, leachate treatment and groundwater monitoring. The Company accrues these costs utilizing engineering estimates based on current governmental regulations regarding closure requirements. The Company estimates that the aggregate liability for the closure, post-closure and remediation costs of its landfills owned at March 31, 1996 will be approximately $59.5 million. At March 31, 1996, the Company has approximately $39.7 million of these costs accrued and, therefore, has accrued approximately 67% of its estimated total costs to date.

     The Company monitors the availability of airspace at each of its landfills and the need to obtain permit modifications for approvals for expansion in order to continue operating these landfills. In order to develop and operate a landfill, a composting facility or transfer station, or other solid waste management facility, the Company typically must go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency. There can be no assurance that the Company will succeed in obtaining these permits, permit modifications or approvals.

Item 2      Management's discussion and analysis of financial
              condition and results of operations.

     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1995 Annual Report on Form 10-K.

     The following discussion includes statements that are forward-looking in nature. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under the caption Item 1 - "Business-Factors that May Influence Future Results and Accuracy of Forward-Looking Statements" included in the Company's 1995 Annual Report on Form 10-K. The information in such Annual Report under such caption is incorporated by reference herein.

Introduction

     The Company was formed in July 1989 to acquire and operate businesses in the nonhazardous solid waste services industry and since its formation through March 31, 1996, has completed 93 acquisitions, including 41 completed during 1995 and 12 in the first quarter of 1996. The Company believes that these recently completed acquisitions will have a substantial impact on its future results of operations and that its results of operations do not as yet fully reflect certain cost savings and synergies and efficiencies that it is seeking to achieve through the integration of the newly acquired businesses with existing operations. The focus of the Company's acquisition program at present is to capitalize on opportunities around its existing operating regions that will create synergies and efficiencies, as well as to selectively enter one to three new regions annually. The Company may also selectively consider acquisitions or consolidation opportunities involving other public companies or large privately-held companies.

     The acquisitions completed by the Company include the acquisition of Carmel Marina Corporation and affiliated companies (the "Carmel Marina Companies") on September 29, 1995. This acquisition was accounted for as a pooling-of-interests and, disclosed, the financial information of the Company for the three months ended March 31, 1995 discussed below have been restated to include the accounts of the Carmel Marina Companies. The other acquisitions completed during 1996 and 1995 were accounted for as purchases and, accordingly, the results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1996 and 1995 were impacted by these acquisitions that were accounted for as purchases, the Company believes that the results of its operations for 1996 and 1995 are not directly comparable.


General

     The Company's revenues have been primarily attributable to (i) collection revenues and (ii) fees (commonly referred to as "tipping fees") charged to dispose of waste at the Company's landfills. The table below shows for the periods indicated the percentage of the Company's total revenues attributable to various sources.

                                    Three Months Ended March 31,
                                       1996              1995
Landfill operations(1)                  30%               31%
Collection operations(2)                64                58
Waste reuse and reduction
  programs                               3                 4
Other services                           3                 7
Total                                  100%              100%


(1) Revenue from landfill operations primarily represent fees charged to dispose of waste at the Company's landfills (including fees charged to the Company's collection operations).

(2) Excludes the portion of collection revenues attributable to disposal charges for solid waste collected by the Company and disposed of at the Company's landfills.


     In certain instances, the amount of revenues that a newly acquired business contributes to the Company's revenues may be significantly less than the revenues that such business had prior to being acquired due to the elimination of intercompany revenues resulting from consolidation with the Company.

     A portion of the Company's revenues from waste reuse and reduction programs is derived from the sale of recyclable waste products. The resale prices of, and demand for, recyclable waste products can vary significantly and be subject to changing market conditions. Accordingly, the Company's revenues from such sales may materially vary from period to period.

     Landfill cost of operations include primarily direct and indirect labor, the legal and administrative cost of ongoing environmental compliance, certain landfill taxes, franchise fees or host community fees, rental payments under leases with respect to landfill sites that are not owned, landfill site maintenance, depreciation and amortization expense, and accruals for closure and post-closure expenses anticipated to be incurred in the future. Certain direct landfill development costs, such as engineering, upgrading, construction and permitting costs paid to outside parties in respect of permits acquired or in the process of being acquired, are capitalized and amortized based on consumed airspace. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company believes that the costs associated with the engineering, ownership and operation of landfills will increase in the future as a result of increasing federal, state and local regulation and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes that it will be able to implement price increases sufficient to offset these increased expenses.

     Collection cost of operations includes direct and indirect labor, insurance, fuel, equipment maintenance costs, tipping fees paid to third party landfills and, with respect to the Company's asbestos collection operations, transportation costs.

     Selling, general and administrative expense includes management salaries, clerical and administrative overhead, costs associated with the Company's commercial and industrial sales force and community relations expenses.

     The Company capitalizes engineering, legal, accounting and other direct costs that are incurred in connection with potential acquisitions. The Company, however, routinely evaluates such capitalized costs and charges to expense those relating to abandoned acquisitions. Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred.

     The Company estimates landfill closure and post-closure reserves based on an analysis of the requirements of the regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 and state laws and regulations. Since the annual charge for each landfill is determined based upon the total estimated unaccrued landfill closure and post-closure costs and the estimated portion of remaining airspace filled during the year, the provision may vary from period to period, as the volume of waste disposed of in the landfill increases or decreases, expansions and new permits change the life of the landfill and other circumstances require management to reevaluate and to change such estimates. The Company estimates that the aggregate liability for the closure and post-closure costs of the facilities that it currently owns will be approximately $59.5 million. At March 31, 1996, reserves for landfill closure and post-closure costs (including reserves assumed through acquisitions) were approximately $39.7 million, and the balance will be accrued over the remaining operating lives of the landfills.

Results of Operations

     Three months ended March 31, 1996 and 1995

     Revenues. Revenues for the first three months of 1996 were $62.7 million, representing an increase of 64% over revenues for the first three months of 1995 of $38.2 million. Of this increase, approximately 55 percentage points were due to the revenues attributable to (i) the businesses acquired by the Company subsequent to March 31, 1995 and (ii) businesses that were acquired during the first quarter of 1995 and thus were included in the Company's first quarter 1995 results for only a portion of the quarter and in the Company's first quarter 1996 results for a full quarter. The balance of this increase was due to an increase in 1996 in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately 4 percentage points) and in prices charged for services (approximately 5 percentage points).

     Cost of Operations. Cost of operations for the first three months of 1996 was $39.9 million compared with $25.0 million for the first three months of 1995. The increase in cost of operations was attributable to the increase in the Company's revenues described above. As a percentage of revenues, cost of operations was 63.6% during the first three months of 1996 and 65.4% during the first three months of 1995. The improvement in gross margin primarily reflected (i) the increase in revenues attributable to the fee and volume increases discussed above, which were achieved without a corresponding increase in related costs, and (ii) the fact that during the first quarter of 1995 the Company entered the Minnesota/Iowa region through several acquisitions and subsequent to such quarter achieved cost savings through consolidating and integrating these operations and improving operating efficiencies. This improvement in gross margin was offset somewhat by the increase in collection revenues as a percentage of total revenues, since collection operations generally have lower margins than landfill operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased to $9.5 million during the first three months of 1996 from $6.3 million during the first three months of 1995, but as a percentage of revenues decreased to 15.2% during the first three months of 1996 from 16.5% during the first three months of 1995. The decrease in SG&A as a percentage of revenues in 1996 primarily reflected the fact that, as the Company completed acquisitions in 1995 and the first quarter of 1996, its revenues increased without a commensurate increase in senior management expense or corporate overhead.

     Interest Expense. Interest expense increased to $3.4 million in the first three months of 1996 from $1.8 million in the first three months of 1995. This increase primarily reflected the fact that the Company's indebtedness increased subsequent to the first quarter of 1995 primarily as a result of the completion of acquisitions. Interest capitalized as a component of construction projects during the first three months of 1996 and 1995 amounted to approximately $220,000 and $270,000, respectively.

     Income Taxes. Income taxes increased to $4.0 million, or an effective rate of 39%, during the first three months of 1996 from $2.0 million, or an effective rate of 37.8% during the first three months of 1995. The increase in the effective rate primarily reflected higher state income taxes in 1996.

Liquidity and Capital Resources

     The Company (i) has used, and expects to continue using, a substantial amount of cash generated from operations to fund acquisitions, thereby reducing its current assets and (ii) in connection with acquisitions and the financing of machinery and equipment, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current liabilities. As a result of the foregoing financing practices, the Company has had, and expects to continue to have, low levels of working capital or working capital deficiencies. For example, although as described below, the Company generated cash from operations during the first three months of 1996, the Company had a working deficiency of $1.6 million at March 31, 1996. As discussed below, the Company believes that its working capital position will not impair its ability to meet its ongoing cash requirements and continue its acquisition program, although there can be no assurance of this.

     During the three months ended March 31, 1996, the Company generated cash from operations of approximately $13.3 million and had net cash from financing activities of approximately $19.8 million. The Company used these funds generated from operating and financing activities to complete business acquisitions of approximately $28.7 million and for capital expenditures of approximately $7.2 million. These acquisitions and capital expenditures accounted for the increase in property and equipment, and intangible assets, at March 31, 1996 compared with such amounts at December 31, 1995.

     The Company's $215 million, three year, secured revolving credit facility due August 1998 (the "Credit Facility") bears interest at a rate per annum equal to the Eurodollar Rate (Reserved Adjusted)(as defined in the loan agreement providing for the Credit Facility) applicable to each interest period plus .75% to 1.75% per annum or the Alternate Reference Rate (as so defined) from time to time in effect plus 0% to .25% per annum. The Credit Facility is secured by substantially all of the assets of United Waste Systems, Inc. and by the stock and assets of its subsidiaries, restricts the Company from granting other liens on its assets (subject to certain limited exceptions), and requires the Company to comply with certain covenants including, but not limited to, maintenance of certain financial ratios, limitation on additional indebtedness, limitation on capital expenditures and a prohibition on the Company's payments of cash dividends on its capital stock. The Credit Facility also currently requires that the consent of the lenders be obtained in order for the Company to make an acquisition that provides for an aggregate purchase price of $15 million or more. In addition, the Credit Facility prohibits the Company from using more than $10 million of its cash to secure closure and post-closure obligations that the Company may have relating to its landfills. Under the terms of the Credit Facility, an event of default would occur should two or more of the individuals currently serving as executive officers of the Company cease to be employed by the Company. At March 31, 1996, the outstanding amount of indebtedness under the Credit Facility was $55.6 million compared with $41.8 million at December 31, 1995. This increase in indebtedness was primarily attributable to borrowings made to fund acquisitions. The weighted average interest rate applicable to the indebtedness outstanding under the Credit Facility at March 31, 1996 was 6.92%.

     The Credit Facility also allows the Company to obtain up to $65 million in letters of credit. These letters of credit may be used, among other purposes, to secure or support closure obligations that the Company may have relating to its landfills.
On March 31, 1996, the face amount of outstanding letters of credit issued pursuant to the Credit Facility was approximately $53.7 million. The aggregate amount that the Company is permitted to borrow under the Credit Facility is reduced by the aggregate face amount of all outstanding letters of credit issued thereunder.

     Set forth is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.

     Operating Activities. The Company anticipates that for the foreseeable future, cash generated from operating activities will be sufficient to provide the cash required for operating activities.

     Capital Expenditures. The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfills and for equipment purchases. The Company estimates that the capital expenditures that will be required in respect of the existing operations of the Company will be in the range of $43 million to $45 million during the last nine months of 1996 and $50 to $55 million in 1997. The Company expects that it will fund such estimated capital expenditures in respect of its existing operations from cash generated from operations, supplemented, if required, by borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make capital expenditures in respect of new operations that it may hereafter acquire. The Company cannot quantify at this time the amount of such capital expenditures.

     Acquisitions. An element of the Company's strategy is to continue to acquire additional solid waste companies. The Company expects to pay for future acquisitions using cash, capital stock, assumption of indebtedness and/or notes, ongoing royalties and contingent payments. The Company expects that any cash required for future acquisitions will be provided by a combination of cash generated from operations, borrowings available under the Credit Facility and future debt or equity financing. There can be no assurance, however, that any such future debt or equity financing will be available or, if available, will be available on terms satisfactory to the Company.

     In order to minimize cash required to complete acquisitions and adequately secure indemnity obligations, the Company frequently structures its landfill acquisitions in a manner such that a portion of the purchase consideration is deferred, contingent or payable in the form of future royalties. The Company expects that deferred or contingent payments and royalties that may become payable in respect of its completed acquisitions will be funded from cash generated from operations, supplemented, if required, by borrowings available under the Credit Facility.

     Debt Repayment. At March 31, 1996, the Company had debt and capital lease obligations of approximately $188.7 million. The Company will be obligated to retire approximately $4.4 million and $3.7 million of indebtedness during the remainder of 1996 and in 1997, respectively. The Company plans to meet such obligations from cash generated from operations, borrowings available under the Credit Facility and/or additional financing.

     Financial Assurance. The Company is required to provide financial assurance to various governmental and regulatory bodies for closure, post-closure and remediation obligations. The Company provides for these financial assurance obligations primarily through the issuance of letters of credit obtained under the Credit Facility, as well as through surety bonds and irrevocable trust funds. As of March 31, 1996, the aggregate amount of these financial assurance obligations was $32.8 million, $26.3 million of which is being satisfied by letters of credit obtained under the Credit Facility. Under the Subtitle D Regulations, new financial assurance requirements become effective on or before April 9, 1997. The Company estimates that when such regulations become effective the financial assurance obligations that it will be required to provide in order to continue certain of its existing landfill operations will increase by approximately $26.7 million to approximately $59.5 million. The Company plans to meet such increased financial assurance obligations through additional letters of credit obtained under existing or new credit facilities and, where permitted, insurance policies.

Capital Expenditures

     The Company, in accordance with generally accepted accounting principles, capitalizes certain expenditures and advances relating to its acquisitions, pending acquisitions and landfill development and expansion projects. Indirect acquisitions costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any unamortized capitalized expenditures or advances (net of any portion thereof that the Company estimates will be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated, and any landfill development or expansion project that is not successfully completed. The Company also has a substantial investment in its permitted landfills. If any of the Company's landfills were to lose their permits, the Company would charge against earnings the unamortized portion of its investment and any necessary acceleration of closure and post closure accruals. The Company has capitalized expenditures with respect to substantially all of its other operations. There can be no assurance that the Company will not be required in future periods to incur charges against earnings relating to these capitalized expenditures in excess of the scheduled amortization.

     The Company has entered into a definitive agreement to acquire Ham Sanitary Landfill, Inc. ("Ham Sanitary"), a landfill operation in West Virginia. The Company has obtained certain required regulatory approvals in connection with this transaction. However, the closing of this acquisition remains subject to the condition, among others, that a Certificate of Need be granted and that certain other approvals be obtained. In the event that the acquisition is not consummated, a charge against earnings would be required to the extent that advances which the Company has made in connection with such acquisition are not recoverable. As of March 31, 1996, advances made with respect to Ham Sanitary (which the Company contracted to acquire in June 1991) aggregated approximately $1.7 million.

     The Company has entered into a definitive agreement to sell its transfer station in Pennsylvania, which had revenues of approximately $1.9 million in 1995 and incurred operating losses and negative cash flow. However, the closing of this transaction is subject to certain closing conditions and,accordingly, there can be no assurance that this transaction will be completed. Assuming completion of this transaction, the Company would incur a charge against earnings in the range of $1.0 million to $1.3 million. If this sales transaction is not completed, the Company expects that it will permanently shut down this transfer station, in which event, it would incur a charge against earnings equal to the unamortized capital expenditures relating to this facility (other than those relating to assets, if any, that can be used in other Company operations). As of March 31, 1996, such unamortized capital expenditures totaled approximately $1.8 million.

     The Company capitalizes certain costs related to obtaining certain financings and amortizes these costs over the life of the related financing. In the event that the Company refinances any financings with respect to which it has capitalized costs, the Company would be required to charge against earnings the unamortized portion of such costs. At March 31, 1996 the Company's unamortized financing costs amounted to approximately $3.1 million.

Inflation and Prevailing Economic Condition

     To date, inflation has not had a significant impact on the Company's operations. The Company generally enters into long-term contracts only if such contracts include provisions for price escalations based on a price index.

Seasonality

     The Company's revenues tend to be somewhat lower in the winter months. This is generally reflected in the Company's first quarter results and may also be reflected in its fourth quarter results. This is primarily attributable to the fact that (i) the volume of waste relating to construction and demolition activities and activities relating to the remediation of contaminated soils tends to increase in the spring and summer months and (ii) the volume of waste relating to industrial and residential waste in certain of the regions where the Company operates tends to decrease during the winter months. Particularly harsh weather conditions may result in the temporary suspension of certain of the Company's operations and could adversely affect the Company's overall results of operations.

Item 6    Exhibits and Reports on Form 8-K

  (a)     Exhibits:

          (1)  Exhibit 11 - Computation of earnings per share

          (2)  Exhibit 27 - Financial Data Schedule

          (3) Exhibit 99 - Information that appears in the Company's Report on Form 10-K for the year ended December 31, 1995, under Item 1 - "Business - Factors that May Influence Future Results and Accuracy of Forward - Looking Statements."

  (b)     Reports on Form 8-K:

          None.

                           SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UNITED WASTE SYSTEMS, INC.


Dated:  May 14, 1996          By:  /s/ Michael J. Nolan
                                   Michael J. Nolan
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Dated:  May 14, 1996          By:  /s/ Sandra E. Welwood
                                   Sandra E. Welwood
                                   Vice President, Controller
                                   (Principal Accounting Officer)