Form 10-Q/A
period 1996-03-31
UNITED WASTE SYSTEMS INC
filed 1996-06-04
CIK 879688

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A
                                Amendment No. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                  to
                                              --------------     --------------

Commission file number 0-20868

                           UNITED WASTE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


   Delaware                                                  13-3532338
 ---------------------------                    ------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

Four Greenwich Office Park, Greenwich, Connecticut          06830
- -----------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (203) 622-3131
                                                   --------------

Indicate by check mark whether the registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   X   Yes   _____ No
 -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1996:

               Common Stock, $.001 par value   17,859,821 shares

Note: The only change effected by this amendment is in the pro forma information for 1995 that appears in Note 2 to Unaudited Condensed Consolidated Financial Information under Item 1.

                           UNITED WASTE SYSTEMS, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                           PAGE
                                                                          ------
PART I    FINANCIAL INFORMATION

Item 1    Condensed Financial Statements

          Condensed Consolidated Balance Sheets as of March 31,
          1996 and December 31, 1995 (unaudited)...............              3

          Condensed Consolidated Statements of Operations for
          Three Months Ended March 31, 1996 and 1995
          (unaudited)..........................................              4

          Condensed Consolidated Statement of Stockholders'
          Equity for the Three Months Ended March 31, 1996
          (unaudited)..........................................              5

          Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1996 and 1995
          (unaudited)                                                        6

          Notes to Unaudited Condensed Consolidated Financial
          Statements ..........................................              8

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................             12

PART II                            OTHER INFORMATION

 Item 6   Exhibits and Reports on Form 8-K.....................             21

          Signatures ..........................................             22

                           UNITED WASTE SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31    December 31
                                                  1996          1995
                                              ------------  ------------
     (Unaudited)
Current assets:
 Cash and cash equivalents                    $  2,335,494  $  3,836,675
 Accounts receivable, net of
   allowance for doubtful accounts
   of $2,685,000 and $2,117,000                 38,943,301    37,341,231
 Prepaid expenses and other current
   assets                                       14,659,471    13,635,294
                                              ------------  ------------

    Total current assets                        55,938,266    54,813,200

Property and equipment, net
 of accumulated depreciation of
 $57,309,000 and $51,421,000                   304,812,166   287,562,619
Intangible assets, net                         191,974,001   171,739,197
Other assets                                    17,768,073    19,907,045
                                              ------------  ------------
                                              $570,492,506  $534,022,061
                                              ============  ============

Current liabilities:
 Current portion of long-term debt
  and nonrecourse bonds                       $  4,283,189  $  5,644,096
 Accounts payable                               14,873,925    17,717,411
 Deferred revenue                                8,948,502     8,291,415
 Due to seller                                   6,208,663     6,465,720
 Short-term accrued landfill costs               6,413,557     6,524,024
 Current portion of capital lease
   obligations                                   1,417,692     1,383,576
 Accrued expenses and other current
   liabilities                                  15,399,019    15,444,962
                                              ------------  ------------
    Total current liabilities                   57,544,547    61,471,204

Long-term debt, less current portion           169,145,485   156,193,971
Obligations under capital leases, less
 current portion                                 4,434,634     4,687,554
Nonrecourse sewage facility revenue bonds,
 less current portion                            9,400,000     9,400,000

Accrued landfill costs                          33,319,800    27,663,907
Other long-term liabilities                      2,798,776     3,056,578
Deferred income taxes                           34,841,257    33,885,306
Commitments and contingencies
Stockholders' equity:
 Common stock, $.001 par value,
 25,000,000 shares authorized;
 17,847,637 and 17,213,167 shares
 issued and outstanding                             17,848        17,213

Additional paid-in capital                     215,119,565   199,962,126
Retained earnings                               43,870,594    37,684,202
                                              ------------  ------------
    Total stockholders' equity                 259,008,007   237,663,541
                                              ------------  ------------
                                              $570,492,506  $534,022,061
                                              ============  ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UNITED WASTE SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended
                                                 March 31
                                            1996          1995
                                            ----          ----
                                               (Unaudited)
Revenues                                $62,674,983   $38,192,293

Cost of operations                       39,884,215    24,985,933

Selling, general and administrative
 expense                                  9,510,975     6,300,604
                                        -----------   -----------

Income from operations                   13,279,793     6,905,756

Interest expense                          3,408,687     1,817,307

Other income, net                          (270,521)     (183,443)
                                        -----------   -----------

Income before provision
 for income taxes                        10,141,627     5,271,892

Provision for income taxes                3,955,235     1,992,197
                                        -----------   -----------

Net income                                6,186,392     3,279,695

Net deductions from income available
 to common stockholders                                   204,925
                                        -----------   -----------

Income available to
 common stockholders                    $ 6,186,392   $ 3,074,770
                                        ===========   ===========

Earnings per common share and
 common equivalent share                       $.33          $.21
                                        ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UNITED WASTE SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                          Common Stock
                       -------------------
                         Number              Additional
                           of                 Paid-in      Retained
                         Shares    Amount     Capital      Earnings
                       ----------  -------  ------------  -----------
Balance,
  December 31, 1995    17,213,167  $17,213  $199,962,126  $37,684,202
Exercise of common
  stock warrants
  and options             603,848      604    14,012,545
Issuance of
  common stock             30,622       31     1,144,894
Net income                                                  6,186,392
                       ----------  -------  ------------  -----------
Balance,
  March 31, 1996       17,847,637  $17,848  $215,119,565  $43,870,594
                       ==========  =======  ============  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UNITED WASTE SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                             March 31
                                                      -------------------
                                                       1996            1995
                                                      ------          ------
                                                            (Unaudited)

Cash flows from operating activities:
 Net income                                       $  6,186,392   $  3,279,695
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                     8,046,501      4,273,319
   Deferred income taxes                               988,551        192,166
   Loss on sale of assets                               12,388         64,802
   Pro forma tax adjustment                                           212,383
Changes in operating assets and
 liabilities:
  Accounts receivable                                  464,721        776,187
  Other assets                                        (537,154)    (1,459,594)
  Accounts payable                                  (4,334,526)    (3,729,039)
  Accrued landfill costs                               369,717        154,165
  Other liabilities                                  2,106,752      2,087,816
                                                  ------------   ------------
  Net cash provided by operating
   activities                                       13,303,342      5,851,900
Cash flows from investing activities:
 Purchases of property and equipment                (7,225,883)    (4,608,631)
 Proceeds from sale of assets                                          75,650
 Restricted investments, net (held to
  maturity)                                          1,985,768       (487,603)
 Payments of contingent purchase price                (374,173)      (926,169)
 Payments of capitalized project costs                (290,628)      (162,143)
 Purchases of other companies,
  net of cash acquired                             (28,650,056)   (31,877,940)
                                                  ------------   ------------
 Net cash used in investing activities             (34,554,972)   (37,986,836)
Cash flows from financing activities:
 Due to sellers                                     (2,243,872)    (1,855,976)
 Dividends on preferred stock                                        (204,925)
 Proceeds from debt                                 21,100,000     46,950,000
 Repayments of debt                                 (9,554,949)   (13,135,135)
 Repayments of capital lease obligations              (332,185)      (311,008)
 Payments of financing costs                                         (558,580)
 Proceeds from exercise of common
  stock warrants and options                        10,781,455        604,008
 Net proceeds from issuance
  of common stock                                                   3,438,600
                                                  ------------   ------------
 Net cash from financing activities                 19,750,449     34,926,984
                                                  ------------   ------------
 (Decrease) increase in cash and
  cash equivalents                                  (1,501,181)     2,792,048
Cash and cash equivalents at
 beginning of period                                 3,836,675        711,402
                                                  ------------   ------------
Cash and cash equivalents at
 end of period                                    $  2,335,494   $  3,503,450
                                                  ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           UNITED WASTE SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                       Three Months Ended
                                                            March 31
                                                       ------------------
                                                        1996            1995
                                                        ----            ----
                                                              (Unaudited)
    (Unaudited)
Supplemental disclosure of cash flow
information:
 Cash paid during the period for interest,
  net of amounts capitalized                         $ 3,509,942   $    422,887
                                                     ===========   ============
 Cash paid during the period for
  income taxes                                       $ 2,157,320   $    914,755
                                                     ===========   ============
Supplemental schedule of noncash investing
 and financing activities:
 The Company acquired the net assets
  and assumed certain liabilities of
  other companies as follows:
 Fair value of net assets acquired:
  Property and equipment                             $15,960,870   $ 28,204,261
  Other assets, net of cash acquired                  23,789,450     35,647,517
  Less liabilities assumed                            (7,823,613)   (19,303,872)
  Less amounts due to seller                          (2,006,922)    (3,527,784)
  Less amounts paid in common stock                   (1,144,893)    (6,960,000)
  Less deposits and capitalized project
   costs paid in prior periods                          (124,836)    (2,182,182)
                                                     -----------   ------------
  Net cash paid                                      $28,650,056   $ 31,877,940
                                                     ===========   ============

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

NOTE 2 - ACQUISITIONS

     During the first quarter of 1996, the Company completed the following acquisitions of businesses:


Company                               Business    Date Acquired
- -------                               --------    -------------
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


                                    1996         1995
                                 -----------  -----------

Revenues                         $63,683,186  $59,769,332

Net income                         6,208,005    4,113,252

Primary earnings                         .33          .26
  per common share and common
  equivalent share

Fully diluted earnings
  per common share and common
  equivalent share                       .33          .26

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

  On January 9, 1996, the Junker Landfill Trust sued the Company, Junker Sanitation Service, Inc., and United Waste Transfer, Inc., both of which are subsidiaries of the Company, and approximately 800 other parties in the United States District Court for the Western District of Wisconsin, Case No. 96C-19S, for contribution under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as well as state common law. These claims relate to alleged releases of hazardous substances at the Junker Landfill site in Hudson, Wisconsin. The suit against Junker Sanitation Services, Inc. is based upon its transportation of waste to the landfill over a ten year period ended 1987. The claims asserted directly against the Company and United Waste Transfer, Inc. are based upon the Company's acquisition in 1995 of the stock of Junker Sanitation Services, Inc. The suit is in its initial stages and the Company is not yet in a position to assess the likelihood of the Plaintiff's success in this litigation. In any event, the former owner of Junker Sanitation, Inc. has agreed to indemnify the Company against any liability to the Plaintiff. In the opinion of management, this claim should not materially affect the financial position of the

Company.

  On May 26, 1995, the Company sued Robert Foley and Matthew Parzych in the United States District Court for the District of Connecticut, Case No. 3:95-CV-
985. The defendants sold stock in certain Massachusetts corporations to the Company under an agreement dated April 1, 1992 (the "1992 agreement"). In the suit the Company seeks approximately $1,115,000 in cash and securities from an escrow account and additional amounts from defendants by reason of indemnity provisions contained in the 1992 agreement and confirmed in an agreement dated January 28, 1994 (the "1994 agreement"). The defendants have counterclaimed against the Company and its chief executive officer, seeking to invalidate the 1994 agreement primarily for alleged lack of consideration and economic duress, and to receive alleged damages and costs. The counterclaims for damages are primarily for alleged misrepresentations by the Company in connection with the 1992 agreement, and were asserted by defendants notwithstanding provisions in the 1994 agreement which generally released the Company from all claims. The Company intends vigorously to pursue its claims in this action and to seek dismissal of the counterclaims. In the opinion of management, this claim should not materially affect the financial position of the Company.

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

Introduction
- ------------

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


General
- -------

  The Company's revenues have been primarily attributable to (i) collection revenues and (ii) fees (commonly referred to as "tipping fees") charged to dispose of waste at the Company's landfills. The table below shows for the periods indicated the percentage of the Company's total revenues attributable to various sources.

                                       Three Months Ended March 31,
                                       ----------------------------
                                         1996               1995
                                         ----               ----
Landfill operations(1)                     30%                31%
Collection operations(2)                   64                 58
Waste reuse and reduction
  programs                                  3                  4
Other services                              3                  7
                                         ----               ----
Total                                     100%               100%
                                         ====               ====

- --------------

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

Results of Operations
- ---------------------

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

Liquidity and Capital Resources
- -------------------------------

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

Capital Expenditures
- --------------------

     The Company, in accordance with generally accepted accounting principles, capitalizes certain expenditures and advances relating to its acquisitions, pending acquisitions and landfill development and expansion projects. Indirect acquisitions costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any unamortized capitalized expenditures or advances (net of any portion thereof that the Company estimates will be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated, and any landfill development or expansion project that is not successfully completed. The Company also has a substantial investment in its permitted landfills. If any of the Company's landfills were to lose their permits, the Company would charge against earnings the unamortized portion of its investment and any necessary acceleration of closure and post closure accruals. The Company has capitalized expenditures with respect to substantially all of its other operations. There can be no assurance that the Company will not be required in future periods to incur charges against earnings relating to these capitalized expenditures in excess of the scheduled amortizations.

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

     The Company has entered into a definitive agreement to sell its transfer station in Pennsylvania, which had revenues of approximately $1.9 million in 1995 and incurred operating losses and negative cash flow. However, the closing of this transaction is subject to certain closing conditions and, accordingly, there can be no assurance that this transaction will be completed. Assuming completion of this transaction, the Company would incur a charge against earnings in the range of $1.0 million to $1.3 million. If this sales transaction is not completed, the Company expects that it will permanently shut down this transfer station, in which event, it would incur a charge against earnings equal to the unamortized capital expenditures relating to this facility (other than those relating to assets, if any, that can be used in other Company operations). As of March 31, 1996, such unamortized capital expenditures totaled approximately $1.8 million.

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

Inflation and Prevailing Economic Condition
- -------------------------------------------

     To date, inflation has not had a significant impact on the Company's operations. The Company generally enters into long-term contracts only if such contracts include provisions for price escalations based on a price index.

Seasonality
- -----------

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

                                        UNITED WASTE SYSTEMS, INC.


Dated:  May 14, 1996                    By:  /s/ Michael J. Nolan
        ------------                         --------------------
                                             Michael J. Nolan
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Dated:  May 14, 1996                    By:  /s/ Sandra E. Welwood
        ------------                         ---------------------
                                             Sandra E. Welwood
                                             Vice President, Controller
                                             (Principal Accounting Officer)