Form 10-Q
period 1996-06-30
UNITED WASTE SYSTEMS INC
filed 1996-08-14
CIK 879688

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X   Yes         No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of August 6, 1996:

         Common Stock, $.001 par value 36,535,644 shares





                   UNITED WASTE SYSTEMS, INC.
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                              INDEX

                                                            Page

PART I    FINANCIAL INFORMATION

 Item 1   Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30,
          1996 and December 31, 1995 (unaudited) . . . . . . . .3

          Condensed Consolidated Statements of Operations for the
          Six and Three Months Ended June 30, 1996 and 1995
          (unaudited). . . . . . . . . . . . . . . . . . . . . .4

          Condensed Consolidated Statement of Stockholders'
          Equity for the Six Months Ended June 30, 1996
          (unaudited). . . . . . . . . . . . . . . . . . . . . .5

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1996 and 1995
          (unaudited). . . . . . . . . . . . . . . . . . . . . .6

          Notes to Unaudited Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . .8

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . 12

PART II   OTHER INFORMATION

 Item 4   Submission of Matters to a Vote of Security Holders. 25

 Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . 26

          Signatures . . . . . . . . . . . . . . . . . . . . . 27

                      UNITED WASTE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                                             June 30      December 31
                                              1996           1995
Current assets:
  Cash and cash equivalents             $ 61,669,484   $  6,721,849
  Accounts receivable, net of
    allowance for doubtful accounts
    of $2,818,000 in 1996 and
    $2,250,000 in 1995                    45,158,369     38,522,126
  Prepaid expenses and other current
    assets                                15,560,577     14,198,544

          Total current assets           122,388,430     59,442,519

Property and equipment, net
  of accumulated depreciation of
  $72,234,000 in 1996 and
  $58,867,000 in 1995                    326,856,134    289,378,346
Intangible assets, net                   211,611,425    171,739,197
Other assets                              27,057,058     20,008,399
                                        $687,913,047   $540,568,461
Current liabilities:
  Current portion of long-term debt
   and nonrecourse bonds                $  5,090,525   $  5,644,096
  Accounts payable                        19,637,261     18,031,701
  Deferred revenue                         8,761,874      8,291,415
  Due to seller                            4,377,173      6,465,720
  Short-term accrued landfill costs        5,584,294      6,524,024
  Current portion of capital lease
    obligations                            1,502,386      1,383,576
  Accrued expenses and other current
    liabilities                           23,170,210     17,077,402
          Total current liabilities       68,123,723     63,417,934

Long-term debt, less current portion     263,193,325    156,193,971
Obligations under capital leases, less
  current portion                          2,836,514      4,687,554
Nonrecourse sewage facility revenue bonds,
  less current portion                     9,100,000      9,400,000
Accrued landfill costs                    35,295,491     27,663,907
Other long-term liabilities                3,092,708      3,056,578
Deferred income taxes                     35,994,057     33,885,306
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value,
  75,000,000 in 1996 and 25,000,000
  in 1995 shares authorized;
  36,506,977 in 1996 and 17,578,550
  in 1995 shares issued and outstanding       36,507         17,579
Additional paid-in capital               218,227,322    200,267,630
Retained earnings                         52,013,400     41,978,002
          Total stockholders' equity     270,277,229    242,263,211
                                        $687,913,047   $540,568,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   UNITED WASTE SYSTEMS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                Six Months Ended                       Three Months Ended
                                     June 30                                 June 30
                            1996               1995                 1996               1995
Revenues              $    145,791,006      $ 96,966,301      $    79,055,526    $    54,839,330

Cost of operations          91,662,942        61,999,837           48,482,697         33,879,031
Selling, general
  and administrative
  expense                   23,214,855        15,133,271           12,815,563          8,361,115
Income from
  operations                30,913,209        19,833,193           17,757,266         12,599,184
Interest expense             7,206,432         4,527,107            3,797,745          2,707,339
Other expense
  (income), net              1,481,091          (418,953)           1,770,404           (204,649)
Income before provision
  for income taxes          22,225,686        15,725,039           12,189,117         10,096,494
Provision for income
  taxes                      8,993,127         6,059,629            5,082,179          3,911,304
Net income                  13,232,559         9,665,410            7,106,938          6,185,190
Net deductions
  from income
  available to
  common stockholders                            204,925                                 204,925
Income available to
  common stockholders $     13,232,559   $     9,460,485      $     7,106,938    $     5,980,265
Primary earnings per
  common share and
  common  equivalent
  share               $            .34   $            .30     $            .18   $           .19
Fully diluted
  earnings per
  common share and
  common equivalent
  share                                  $            .29                        $           .18

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                     UNITED WASTE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             (UNAUDITED)

                                 Common Stock
                            Number                       Additional
                              of                           Paid-in            Retained
                            Shares           Amount        Capital            Earnings
Balance,
  December 31, 1995          17,578,550         $17,579  $200,267,630        $41,978,002
Exercise of common
  stock warrants
  and options                 1,024,469           1,024    15,301,733
Issuance of
  common stock                   30,622              31     1,144,894
Two-for-one stock
  split                      17,873,336          17,873       (17,873)
Pro forma tax
  adjustment                                                                     (69,420)
Subchapter S
  distributions of
  pooled entities                                                             (1,090,000)
Reclassification of
  Subchapter S accumulated
  earnings to paid-in
  capital                                                   1,530,938         (1,530,938)
Adjustment to conform
  fiscal year of pooled
  entities                                                                      (506,803)
Net income                                                                    13,232,559
Balance,
  June 30, 1996              36,506,977  $       36,507  $218,227,322    $    52,013,400

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    UNITED WASTE SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                               Six Months Ended
                                                    June 30
                                              1996          1995
Cash flows from operating activities:
  Net income                             $ 13,232,559   $   9,665,410
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization        17,301,271       9,972,334
      Deferred income taxes                 2,096,501         670,026
      Gain on sale of assets                 (126,445)        212,378
      Pro forma tax adjustment                (69,420)        826,111
Changes in operating assets and
  liabilities:
    Accounts receivable                    (3,536,371)       (812,170)
    Other assets                           (1,275,015)     (3,086,251)
    Accounts payable                         (367,586)     (2,032,966)
    Accrued landfill costs                     10,144         356,716
    Other liabilities                       6,116,265         112,891
    Net cash provided by operating
      activities                           33,381,903      15,884,479
Cash flows from investing activities:
  Purchases of property and equipment     (20,795,151)    (13,202,070)
  Proceeds from sale of assets                120,941         191,341
  Restricted investments, net (held to
    maturity)                               1,501,540      (9,450,830)
  Payments of contingent purchase price    (1,646,012)     (1,214,260)
  Payments of capitalized project costs      (655,519)       (301,889)
  Purchases of other companies,
    net of cash acquired                  (63,354,449)    (59,365,779)
  Net cash used in investing activities   (84,828,650)    (83,343,487)

Cash flows from financing activities:
  Due to sellers                           (5,201,439)     (3,076,267)
  Dividends on preferred stock                               (372,501)
  Proceeds from debt                      182,640,676      98,950,000
  Repayments of debt                      (78,969,641)    (30,527,803)
  Repayments of capital lease
    obligations                            (1,550,971)       (558,580)
  Payments of financing costs              (4,737,000)       (626,224)
  Proceeds from exercise of common
    stock warrants and options             15,302,757       2,769,577
  Net proceeds from issuance
    of common stock                                         3,438,600
  Subchapter S distributions
    of pooled entities                     (1,090,000)     (2,130,000)
  Net cash from financing activities      106,394,382      67,866,802
  Increase in cash and
    cash equivalents                       54,947,635         407,794
Cash and cash equivalents at
  beginning of period                       6,721,849       2,598,207
Cash and cash equivalents at
  end of period                           $61,669,484      $3,006,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                              (UNAUDITED)
                                               Six Months Ended
                                                    June 30
                                              1996          1995
Supplemental disclosure of cash flow
information:
  Cash paid during the period for interest,
    net of amounts capitalized            $ 6,031,573   $   3,902,823
  Cash paid during the period for
    income taxes                          $ 3,259,570   $   4,007,573
Supplemental schedule of noncash investing
  and financing activities:
  The Company acquired the net assets
    and assumed certain liabilities of
    other companies as follows:
  Fair value of net assets acquired:
    Property and equipment                $30,318,792   $  32,310,082
    Other assets, net of cash acquired     50,378,809      71,305,160
    Less liabilities assumed              (12,902,755)    (25,206,412)
    Less amounts due to seller             (3,170,578)     (6,981,469)
    Less amounts paid in common stock      (1,144,983)     (9,879,400)
    Less deposits and capitalized project
      costs paid in prior periods            (124,836)     (2,182,182)
    Net cash paid                         $63,354,449     $59,365,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   UNITED WASTE SYSTEMS, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 1996 and 1995

Note 1 - Basis of presentation

    The condensed consolidated financial statements at December
31, 1995 and for all periods presented have been restated to include the accounts of an acquisition completed on June 28, 1996, that was accounted for as a pooling-of-interests. In addition, the condensed consolidated financial statements for the three and six months ended June 30, 1995, have been restated to include the accounts of an acquisition completed on September 29, 1995, that was accounted for as a pooling-of-interests. See Note 2.

    The consolidated balance sheet of United Waste Systems, Inc. and its subsidiaries (the "Company") as of December 31, 1995, included in the Company's Annual Report on Form 10-K is audited. However, such balance sheet has been restated and, as a result, the consolidated balance sheet as of such date included herein is unaudited.

    The condensed consolidated financial statements included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments necessary to present a fair statement of the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted.

    Effective January 1, 1996, the Company adopted the provisions of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS No. 121"), issued by the Financial Accounting Standards Board. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption and on-going effects of this Statement did not have a material effect on the Company's financial position or results of operations for the three and six months ended June 30, 1996.

Note 2 - Acquisitions

    During the six months ended June 30, 1996, the Company completed the following acquisitions of businesses (not including an acquisition described below that was accounted for as a pooling-of-interests):

                Company           Business          Date Acquired
United Waste Systems, Inc.
 (MN) (not previously affiliated
  with the Company)                Collection        January 1996
Cardinal Sanitation, Inc.          Collection        January 1996
Albany Disposal Service, Inc.      Collection        January 1996
Hudson & Sons Sanitation           Collection        January 1996
Commercial Disposal Company, Inc. Collection/        January 1996
                                     Transfer
                                      Station
Central Sanitary Landfill, Inc.     Landfill/       February 1996
                                   Collection
Robert Wright Disposal, Inc.       Collection       February 1996
Creech Sanitation                  Collection       February 1996
Cheshire Sanitation, Inc.         Collection/       February 1996
                                     Transfer
                                      Station
Charlie's Rubbish                  Collection          March 1996
Benjamin Scott                     Collection          March 1996
Milby Sanitation                   Collection          April 1996
Suburban Sanitation Service, Inc. Collection/          April 1996
                                    Recycling
Dafter Sanitary Landfill, Inc.      Landfill/          April 1996
                                   Collection
JJ Young                           Collection          April 1996
McDaniel Landfill, Inc.             Landfill/            May 1996
                                  Collection/
                             Transfer Station
DSI of Shawano County, Inc.        Collection            May 1996
Dietrich Sanitary Service, Inc.   Collection/            May 1996
                                    Recycling
Peterson Demolition, Inc.           Transfer/            May 1996
                                   Collection
Manca Brothers                      Landfills           June 1996
Fred Bauer                         Collection           June 1996
Twin City Sanitation, Inc.         Collection           June 1996
Carpenter Trucking                 Collection           June 1996
Rubbish Busters, Inc.              Collection           June 1996
United Waste Systems, Inc.(CO)      Landfill/           June 1996
  (not previously affiliated      Collection/
   with the Company)         Transfer Station
Andrews Rubbish                    Collection           June 1996
Peter Corellis
  Rubbish Removal, Inc.            Collection           June 1996


    The above acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's condensed consolidated financial statements from their respective acquisition dates.

    The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 1996 and 1995 as though (i) each acquisition described above which was consummated in the six months ended June 30, 1996, was made on January 1, 1996, in the case of the results for the six months ended June 30, 1996, and (ii) each acquisition which was consummated during the period of January 1, 1995 to June 30, 1996 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K, was made on January 1, 1995, in the case of the results for the six months ended June 30, 1995.


                                          1996           1995
Revenues                             $ 150,622,073  $ 136,589,129


Net income                              13,481,546     10,079,781

Primary earnings
  per common share and common
  equivalent share                             .35            .32

Fully diluted earnings per
  common share and common
  equivalent share                                            .31


     The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

     On September 29, 1995, the Company acquired all of the outstanding stock of Carmel Marina Corporation, Neal Road Landfill Corporation, Jolon Road Landfill Corporation, Cal Sanitation Services, Inc., Portable Site Services, Inc. and certain real estate assets (the "Carmel Marina Companies"), a group of affiliated companies that comprise an integrated solid waste management company. The transaction was accounted for as a pooling-of-interests and, accordingly, the condensed consolidated financial statements for the three and six months ended June 30, 1995, have been restated to include the accounts of the Carmel Marina Companies.

     On June 28, 1996, the Company issued 730,765 post-split shares of its Common Stock for all of the outstanding shares of Common Stock of Salinas Disposal Service, Inc., Rural Dispos-All Service, Inc. and Madison Lane Partnership, Inc. (the "Salinas Companies"), a group of affiliated companies that comprise an integrated solid waste management company. The transaction was accounted for as a pooling-of interests and, accordingly, the condensed consolidated financial statements at December 31, 1995 and for all periods presented have been restated to include the accounts of the Salinas Companies. In connection with the transaction, the Company incurred an after tax charge totaling approximately $1.7 million relating to the pooling-of interests.

     The financial statements of the Salinas Companies were prepared based on a September 30 fiscal year end. The year end for the Salinas Companies has been changed to December 31 to conform to the Company's year end. As a result, the operations of the Salinas Companies for the three months ended December 31, 1995 are not reflected in the Company's financial statements. The loss available to common shareholders of the Salinas Companies for this period has been charged to the Company's retained earnings. The revenues and net loss available to common shareholders for the Salinas Companies during this period totalled $4.2 million and $507,000, respectively.

     Separate revenue and net income of the Company and the Salinas Companies prior to combination are as follows:

                                              Salinas
                              The Company    Companies     Combined
Three months ended
  March 31, 1996
Revenues                    $ 62,674,983   $ 4,060,497   $  66,735,480
Net income(loss)               6,186,392       (60,771)      6,125,621

Six months ended
  June 30, 1995
Revenues                      88,922,407     8,043,894      96,966,301
Net income                     9,248,957       416,453       9,665,410

Three months ended
  June 30, 1995
Revenues                      50,730,114     4,109,216      54,839,330
Net income                     5,969,262       215,928       6,185,190


     Certain of the Carmel Marina Companies and Salinas Companies had elected to be treated as Subchapter S Corporations for federal and state income tax purposes. Under this provision, the companies' income or loss is passed through to their stockholders rather than being subjected to taxes at the corporate level. The condensed consolidated financial statements reflect provisions for income taxes on a pro forma basis as if all of the Carmel Marina Companies and Salinas Companies were liable for federal and state income taxes as taxable corporate entities.

Note 3 - Capital Stock

     On March 12, 1996, the Board of Directors approved a two-for-one stock split of the Company's common stock to be effected in the form of a 100% stock dividend. Such stock split was effected by the distribution on June 18, 1996, of a dividend of one share of the Company's common stock in respect of each share of common stock that was outstanding on June 7, 1996, the record date established for such distribution. All agreements concerning stock options, convertible securities and other commitments payable in shares of the Company's common stock were amended to provide for the issuance of two shares of common stock for every one share that was issuable prior to the stock split. An amount equal to the par value of the common stock issued was transferred from additional paid-in capital to the common stock account. The transfer has been reflected in the condensed consolidated statement of changes in stockholders' equity for the six months ended June 30, 1996. All per share data has been adjusted to give effect to the stock split.

Note 4 - Contingencies

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

     On January 9, 1996, the Junker Landfill Trust sued the Company, Junker Sanitation Services, Inc., and United Waste Transfer, Inc., both of which are subsidiaries of the Company, and approximately 800 other parties in the United States District Court for the Western District of Wisconsin, Case No. 96C-19S, for the contribution under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as well as state common law, with respect to the Junker Landfill site in Hudson, Wisconsin. By order entered July 19, 1996, the court approved a consent decree which was signed by the Company and the others with respect to this site. The Company's obligations under the consent decree are secured by, and limited to, certain indemnification rights which the Company has against the former owner of Junker Sanitation Services, Inc.

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

     The Company in 1991 agreed to acquire Ham Sanitary Landfill, Inc. ("Ham Sanitary"), a landfill operation in West Virginia. The Company considers this agreement to be terminated, and has instituted a lawsuit against Ham Sanitary and its shareholders in which, among other things, the Company seeks to recover approximately $1.8 million in advances which the Company as of June 30, 1996 had made in connection with Ham Sanitary. The Company will be required to charge against earnings any portion of these receivables which are not recoverable.

     The Company has entered into a definitive agreement to sell its transfer station in Pennsylvania, which had revenues of approximately $1.9 million in 1995 and incurred operating losses and negative cash flow. However, the closing of this transaction is subject to certain closing conditions and, accordingly, there can be no assurance that this transaction will be completed. The Company has recorded an after tax charge against earnings in the amount of $1.2 million, which represents the estimated loss related to this possible sale.

     The Company accrues the costs for closure and post-closure monitoring over the life of its owned landfills and will pay out these costs over the next thirty years. Major components of these costs include closure cap construction, leachate treatment and groundwater monitoring. The Company accrues these costs utilizing engineering estimates based on current governmental regulations regarding closure requirements. The Company estimates that the aggregate liability for the closure, post-closure and remediation costs of its landfills owned at June 30, 1996 will be approximately $66.5 million. At June 30, 1996, the Company has approximately $40.9 million of these costs accrued and, therefore, has accrued approximately 62% of its estimated total costs to date.

     The Company monitors the availability of airspace at each of its landfills and the need to obtain permit modifications for approvals for expansion in order to continue operating these landfills. In order to develop and operate a landfill, a composting facility or transfer station, or other solid waste management facility, the Company typically must go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency. There can be no assurance that the Company will succeed in obtaining or maintaining these permits, permit modifications or approvals.

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

Introduction

     The Company was formed in July 1989 to acquire and operate businesses in the nonhazardous solid waste services industry and since its formation through June 30, 1996, has completed 109 acquisitions, including 41 completed during 1995 and 28 in the first six months of 1996. The focus of the Company's acquisitions program at present is to capitalize on opportunities around its existing operating regions that will create synergies and efficiencies, as well as to selectively enter one to three new regions annually. The Company may also selectively consider acquisitions or consolidation opportunities involving other public companies or large privately-held companies.

     The acquisitions completed by the Company include the acquisition of Carmel Marina Corporation and affiliated companies (the "Carmel Marina Companies") on September 29, 1995 and the acquisition of Salinas Disposal Service, Inc. and affiliated companies (the "Salinas Companies") on June 28, 1996. These acquisitions were accounted for as a pooling-of-interests. Accordingly, (i) the condensed consolidated financial statements of the Company for all periods discussed below have been restated to include the accounts of the Salinas Companies and (ii) such financial statements for the three and six months ended June 30, 1995, have been restated to include the accounts of the Carmel Marina Companies. The other acquisitions completed during 1996 and 1995 were accounted for as purchases and, accordingly, the results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1996 and 1995 were impacted by these acquisitions that were accounted for as purchases, the Company believes that the results of its operations for 1996 and 1995 are not directly comparable.

General

     The Company's revenues have been primarily attributable to (i) collection revenues and (ii) fees (commonly referred to as "tipping fees") charged to dispose of waste at the Company's landfills. The table below shows for the periods indicated the percentage of the Company's total revenues attributable to various sources.

                                      Six Months Ended June 30,
                                       1996             1995
Landfill operations(1)                  29%               28%
Collection operations(2)                66                62
Waste reuse and reduction
  programs                               2                 5
Other services                           3                 5
Total                                  100%              100%

                                     Three Months Ended June 30,
                                       1996             1995
Landfill operations(1)                  30%               28%
Collection operations(2)                65                64
Waste reuse and reduction
  programs                               2                 4
Other services                           3                 4
Total                                  100%              100%



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

     Landfill cost of operations primarily include direct and indirect labor, the legal and administrative cost of ongoing environmental compliance, certain landfill taxes, franchise fees or host community fees, rental payments under leases with respect to landfill sites that are not owned, landfill site maintenance, depreciation and amortization expense, and accruals for closure and post-closure expenses anticipated to be incurred in the future. Certain direct landfill development costs, such as engineering, upgrading, construction and permitting costs paid to outside parties in respect of permits acquired or in the process of being acquired, are capitalized and amortized based on consumed airspace. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company believes that the costs associated with the engineering, ownership and operation of landfills will increase in the future as a result of increasing federal, state and local regulation and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes that it will be able to implement price increases sufficient to offset these increased expenses.

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

     The Company estimates landfill closure and post-closure reserves based on an analysis of the requirements of the regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 and state laws and regulations. Since the annual charge for each landfill is determined based upon the total estimated unaccrued landfill closure and post-closure costs and the estimated portion of remaining airspace filled during the year, the provision may vary from period to period, as the volume of waste disposed of in the landfill increases or decreases, expansions and new permits change the life of the landfill and other circumstances require management to reevaluate and to change such estimates. The Company estimates that the aggregate liability for the remediation, closure and post-closure costs of its facilities owned at June 30, 1996 will be approximately $66.5 million. At June 30, 1996, reserves for landfill closure and post-closure costs (including reserves assumed through acquisitions) were approximately $40.9 million, and the balance will be accrued over the remaining operating lives of the landfills.

Results of Operations

     Six months ended June 30, 1996 and 1995

     Revenues. Revenues for the first six months ended June 30, 1996 were $145.8 million, representing an increase of 50% over revenues for the first six months ended June 30, 1995 of $97.0 million. Of this increase, approximately 41.5 percentage points were due to the revenues attributable to (i) the businesses acquired by the Company subsequent to June 30, 1995 and (ii) businesses that were acquired during the first six months 1995 and thus were included in the Company's six months ended June 30, 1995 results for only a portion of the period and in the Company's six months ended June 30, 1996 results for the full period. The balance of this increase was due to an increase in 1996 in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately 4.5 percentage points) and in prices charged for services (approximately 4 percentage points).

     Cost of Operations. Cost of operations for the first six months of 1996 was $91.7 million compared with $62.0 million for the first six months of 1995. The increase in cost of operations was attributable to the increase in the Company's revenues described above. As a percentage of revenues, cost of operations was 62.9% during the six months ended June 30, 1996 and 63.9% during the six months ended June 30, 1995. The decrease in cost of operations as a percentage of revenues primarily reflected (i) the increase in revenues attributable to the fee and volume increases discussed above, which were achieved without a corresponding increase in related costs, and (ii) the fact that during the first half of 1995 the Company entered the Minnesota/Iowa region through several acquisitions and subsequent to such period achieved cost savings through consolidating and integrating these operations and improving operating efficiencies. This improvement in gross margin was offset somewhat by the increase in collection revenues as a percentage of total revenues, since collection operations generally have lower margins than landfill operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") was $23.2 million during the six months ended June 30, 1996 compared with $15.1 million during the six months ended June 30, 1995, and as a percentage of revenues was 15.9% during the six months ended June 30, 1996 compared with 15.6% during the six months ended June 30, 1995. This increase in SG&A as a percentage of revenues primarily reflected a $2.0 million charge relating to the acquisition of the Salinas Companies which was accounted for as a pooling-of-interests. The increase was partially offset by revenue growth attributable to acquisitions which was achieved without a commensurate increase in senior management expense or corporate overhead.

     Interest Expense. Interest expense increased to $7.2 million in the six months ended June 30, 1996 from $4.5 million in the six months ended June 30, 1995. This increase primarily reflected the fact that the Company's indebtedness increased subsequent to the six months ended June 30, 1995, primarily as a result of the completion of acquisitions and the issuance of $150 million in Convertible Subordinated Notes (as described under "Liquidity and Capital Resources"). Interest capitalized as a component of construction projects during the six months ended June 30, 1996 and 1995 amounted to approximately $437,000 and $581,000, respectively.

     Other Expense (Income), Net. Other expense, net, was $1.4 million in the six months ended June 30, 1996 (compared with other income, net, of $419,000 in the six months ended June 30, 1995). This increase other expense, net, was primarily attributable to a $2.0 million charge resulting from a writedown of the Company's investment in a transfer station in Pennsylvania which the Company has entered into a definitive agreement to sell. See "Liquidity and Capital Resources-Capital Expenditures."

     Income Taxes. Income taxes increased to $9.0 million, or an effective rate of 40.5%, during the six months ended June 30, 1996 from $6.1 million, or an effective rate of 38.5%, during the six months ended June 30, 1995. The increase in the effective rate was primarily due to (i) the fact that certain of the transaction expenses relating to the acquisition of the Salinas Companies, which was accounted for as a pooling-of-interests, were not deductible and (ii) higher state income taxes in 1996.


Results of Operations

     Three months ended June 30, 1996 and 1995

     Revenues. Revenues for the three months ended June 30, 1996 were $79.1 million, representing an increase of 44% over revenues for the three months ended June 30, 1995 of $54.8 million. Of this increase, approximately 36 percentage points were due to the revenues attributable to (i) the businesses acquired by the Company subsequent to June 30, 1995 and (ii) businesses that were acquired during the second quarter of 1995 and thus were included in the Company's second quarter 1995 results for only a portion of the quarter and in the Company's second quarter 1996 results for a full quarter. The balance of this increase in 1996 was due to an increase in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately 4.5 percentage points) and in prices charged for services (approximately 3.5 percentage points).

     Cost of Operations. Cost of operations for the three months ended June 30, 1996 was $48.5 million compared with $33.9 million for the three months ended June 30, 1995. The increase in cost of operations was attributable to the increase in the Company's revenues described above. As a percentage of revenues, cost of operations was 61.3% during the three months ended June 30, 1996 and 61.7% during the three months ended June 30, 1995. The decrease in cost of operations as a percentage of revenues primarily reflected (i) the increase in revenues attributable to the fee and volume increases discussed above, which were achieved without a corresponding increase in related costs, and (ii) the fact that during the three months ended June 30, 1995 the Company entered the Minnesota/Iowa region through several acquisitions and subsequent to such quarter achieved cost savings through consolidating and integrating these operations and improving operating efficiencies.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") was $12.8 million during the three months ended June 30, 1996 compared with $8.4 million during the three months ended June 30, 1995, and as a percentage of revenues was 16.2% during the three months ended June 30, 1996 compared with 15.2% during the three months ended June 30, 1995. This increase in SG&A as a percentage of revenues primarily reflected a $2.0 million charge relating to the acquisition of the Salinas Companies which was accounted for as a pooling-of-interests. This increase was partially offset by revenue growth attributable to acquisitions which was achieved without a commensurate increase in senior management expense or corporate overhead.

     Interest Expense. Interest expense increased to $3.8 million during the three months ended June 30, 1996 from $2.7 million during the three months ended June 30, 1995. This increase primarily reflected the fact that the Company's indebtedness increased subsequent to June 30, 1995, primarily as a result of the issuance of $150 million in Convertible Subordinated Notes (as described under "Liquidity and Capital Resources") and the completion of acquisitions. Interest capitalized as a component of construction projects during the three months ended June 30, 1996 and 1995 amounted to approximately $217,000 and $311,000, respectively.

     Other Expense (Income), Net. Other expense, net, was $1.8 million in the three months ended June 30, 1996 (compared with other income, net, of $205,000 in the three months ended June 30,
1995). This increase in other expense, net, was primarily attributable to a $2.0 million charge resulting from a writedown of the Company's investment in a transfer station in Pennsylvania which the Company has entered into a definitive agreement to sell. See "Liquidity and Capital Resources-Capital Expenditures."

     Income Taxes. Income taxes increased to $5.1 million, or an effective rate of 41.7%, during the three months ended June 30, 1996 from $3.9 million, or an effective rate of 38.7%, during the three months ended June 30, 1995. The increase in the effective rate was primarily due to the fact that certain of the transaction expenses relating to the acquisition of the Salinas Companies, which was accounted for as a pooling-of-interests, were not deductible.

Liquidity and Capital Resources

     The Company (i) has used, and expects to continue using, a substantial amount of cash generated from operations to fund acquisitions, thereby reducing its current assets and (ii) in connection with acquisitions and the financing of machinery and equipment, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current liabilities. As a result of the foregoing financing practices, the Company has had, and expects to continue to have, low levels of working capital or working capital deficiencies. Although the Company had working capital of $54.2 million at June 30, 1996, this primarily reflected the fact that (as described below) the Company issued $150 million of Convertible Subordinated Notes in June 1996 and has not yet utilized a substantial portion of the net proceeds therefrom. The Company expects that it will use these proceeds primarily to fund acquisitions and capital expenditures and that, upon using such proceeds, will again maintain low levels of working capital or working capital deficiencies. The Company believes that its current and expected financing practices relating to working capital will not impair its ability to meet its ongoing cash requirements and continue its acquisition program, although there can be no assurance of this.

     During the six months ended June 30, 1996, the Company generated cash from operations of approximately $33.4 million and had net cash from financing activities of approximately $106.4 million. The Company used these funds generated from operating and financing activities to complete business acquisitions of approximately $63.4 million and for capital expenditures of approximately $20.8 million. These acquisitions and capital expenditures accounted for the increase in property and equipment, and intangible assets, at June 30, 1996 compared with such amounts at December 31, 1995.

     The Company's $215 million, three year, secured revolving credit facility due August 1998 (the "Credit Facility") bears interest at a rate per annum equal to the Eurodollar Rate (Reserved Adjusted)(as defined in the loan agreement providing for the Credit Facility) applicable to each interest period plus .75% to 1.75% per annum or the Alternate Reference Rate (as so defined) from time to time in effect plus 0% to .25% per annum. The Credit Facility is secured by substantially all of the assets of United Waste Systems, Inc. and by the stock and assets of its subsidiaries, restricts the Company from granting other liens on its assets (subject to certain limited exceptions), and requires the Company to comply with certain covenants including, but not limited to, maintenance of certain financial ratios, limitation on additional indebtedness, limitation on capital expenditures and a prohibition on the Company's payments of cash dividends on its capital stock. The Credit Facility also currently requires that the consent of the lenders be obtained in order for the Company to make an acquisition that provides for an aggregate cash purchase price of $15 million or more. In addition, the Credit Facility prohibits the Company from using more than $10 million of its cash to secure closure and post-closure obligations that the Company may have relating to its landfills. Under the terms of the Credit Facility, an event of default would occur should two or more of the individuals currently serving as executive officers of the Company cease to be employed by the Company. The Company used a portion of the net proceeds from the Convertible Subordinated Notes that it issued in June 1996 (as described below) to repay the outstanding indebtedness under the Credit Facility. Consequently, there was no outstanding indebtedness under the Credit Facility at June 30, 1996, compared with $41.8 million at December 31, 1995.

     The Credit Facility also allows the Company to obtain up to $65 million in letters of credit. These letters of credit may be used, among other purposes, to secure or support closure obligations that the Company may have relating to its landfills. On June 30, 1996, the face amount of outstanding letters of credit issued pursuant to the Credit Facility was approximately $55.1 million. The aggregate amount that the Company is permitted to borrow under the Credit Facility is reduced by the aggregate face amount of all outstanding letters of credit issued thereunder.

     In June 1996, the Company issued $150 million principal amount of 4-1/2% Convertible Subordinated Notes due June 1, 2001 (the "Convertible Notes"). The Convertible Notes bear interest at a fixed rate of 4-1/2% per annum, payable semi-annually. The Convertible Notes are convertible into Common Stock of the Company at a conversion price of $32.50 per share. The Convertible Notes are unsecured obligations of United Waste Systems, Inc. and are subordinated to all existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes) of United Waste Systems, Inc. and are effectively subordinated to all indebtedness and other liabilities of the subsidiaries of United Waste Systems, Inc. The issuance of the Convertible Notes and the receipt of the net proceeds therefrom was the primary reason for the increase in cash and cash equivalents and long-term debt at June 30, 1996 compared with December 31, 1995.

     Set forth is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.

     Operating Activities. The Company anticipates that for the foreseeable future, cash generated from operating activities will be sufficient to provide the cash required for operating activities.

     Capital Expenditures. The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfills and for equipment purchases. The Company estimates that the capital expenditures that will be required in respect of the existing operations of the Company will be in the range of $33 million to $35 million during the last six months of 1996 and $60 to $65 million in 1997. The Company expects that it will fund such estimated capital expenditures in respect of its existing operations from available cash on hand and cash generated from operations, supplemented, if required, by borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make capital expenditures in respect of new operations that it may hereafter acquire. The Company cannot quantify at this time the amount of such capital expenditures.

     Acquisitions. An element of the Company's strategy is to continue to acquire additional solid waste companies. The Company expects to pay for future acquisitions using cash, capital stock, assumption of indebtedness and/or notes, ongoing royalties and contingent payments. The Company expects that any cash required for future acquisitions will be provided by a combination of available cash on hand, cash generated from operations, borrowings available under the Credit Facility and future debt or equity financing. There can be no assurance, however, that any such future debt or equity financing will be available or, if available, will be available on terms satisfactory to the Company.

     In order to minimize cash required to complete acquisitions and adequately secure indemnity obligations, the Company frequently structures its landfill acquisitions in a manner such that a portion of the purchase consideration is deferred, contingent or payable in the form of future royalties. The Company expects that deferred or contingent payments and royalties that may become payable in respect of its completed acquisitions will be funded from available cash on hand and cash generated from operations, supplemented, if required, by borrowings available under the Credit Facility.

     Debt Repayment. At June 30, 1996, the Company had debt and capital lease obligations of approximately $218.7 million. The Company will be obligated to retire approximately $4.3 million and $3.2 million of indebtedness during the remainder of 1996 and in 1997, respectively. The Company plans to meet such obligations from available cash on hand, cash generated from operations, borrowings available under the Credit Facility and/or additional financing.

     Financial Assurance. The Company is required to provide financial assurance to various governmental and regulatory bodies for closure, post-closure and remediation obligations. The Company provides for these financial assurance obligations primarily through the issuance of letters of credit obtained under the Credit Facility, as well as through surety bonds and irrevocable trust funds. As of June 30, 1996, the aggregate amount of these financial assurance obligations was $36.2 million, $27.1 million of which is being satisfied by letters of credit obtained under the Credit Facility. Under the Subtitle D Regulations, new financial assurance requirements become effective on or before April 9, 1997. The Company estimates that when such regulations become effective the financial assurance obligations that it will be required to provide in order to continue certain of its existing landfill operations will increase by approximately $30.3 million to approximately $66.5 million. The Company plans to meet such increased financial assurance obligations through additional letters of credit obtained under existing or new credit facilities and, where permitted, insurance policies.

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

     The Company in 1991 agreed to acquire Ham Sanitary Landfill, Inc. ("Ham Sanitary"), a landfill operation in West Virginia. The Company considers this agreement to be terminated, and has instituted a lawsuit against Ham Sanitary and its shareholders in which, among other things, the Company seeks to recover approximately $1.8 million in advances which the Company as of June 30, 1996 had made in connection with Ham Sanitary. The Company will be required to charge against earnings any portion of these receivables which are not recoverable.

     The Company has entered into a definitive agreement to sell its transfer station in Pennsylvania, which had revenues of approximately $1.9 million in 1995 and incurred operating losses and negative cash flow. However, the closing of this transaction is subject to certain closing conditions and, accordingly, there can be no assurance that this transaction will be completed. The Company has recorded an after tax charge against earnings in the amount of $1.2 million, which represents the estimated loss related to this possible sale.

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

Item 4    Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 30, 1996. The holders of 13,572,247 shares were present either in person or by proxy. There were no broker non-votes at the meeting. The following five mattes were voted on and approved at such meeting:

1. The election of six members to the Board of Directors of the Company (constituting the entire Board).

                                           Abstain
                              For      or Withheld        Against
Bradley S. Jacobs      13,535,354           36,893              0
John N. Milne          13,535,354           36,893              0
G. Chris Andersen      13,535,354           36,893              0
Lawrence Twill, Sr.    13,535,354           36,893              0
Christian Weyer        13,535,354           36,893              0
J. Bryan Williams, III 13,535,354           36,893              0

2. An amendment of the Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock.

                       11,332,377          118,638      2,121,232

3. An amendment to the Company's 1992 Stock Option Plan increasing the number of shares subject thereto.

                       12,862,913          133,547        575,787

4.   An amendment to the Company's 1992 Disinterested Director
Stock Option Plan increasing the number of shares subject thereto.

                       12,490,608          140,583        941,056

5. The ratification of the appointment of Ernst and Young as the Company's independent auditors for the fiscal year ending December 31, 1996.

                       13,548,414           20,386          3,447


Item 6    Exhibits and Reports on Form 8-K

  (a)     Exhibits:

               (1) Exhibit 4.1 - Indenture dated June 5, 1996 between the Registrant and Bankers Trust
                    Company, as Trustee.

               (2) Exhibit 4.2 - Registration Rights Agreement dated June 5, 1996 between the Registrant and Goldman Sachs & Co. and others.

               (3) Exhibit 10.1 - Underwriting Agreement dated as of May 31, 1996 among the Registrant, Goldman
                    Sachs & Co. and the other underwriters named herein.

               (4)  Exhibit 11 - Computation of earnings per share

               (5)  Exhibit 27 - Financial Data Schedule

               (6) Exhibit 99 - Information that appears in the Company's Report on Form 10-K for the year ended December 31, 1995, under Item 1 - "Business - Factors that May Influence Future Results and Accuracy of Forward - Looking Statements."

  (b)     Reports on Form 8-K:

               (1)  Form 8-K - Dated June 18, 1995, Item 5.

               (2)  Form 8-K - Dated May 31, 1996, Items 5 and 7.

                           SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UNITED WASTE SYSTEMS, INC.


Dated:  August 14, 1996       By:  /s/ Michael J. Nolan
                                   Michael J. Nolan
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Dated:  August 14, 1996       By:  /s/ Sandra E. Welwood
                                   Sandra E. Welwood
                                   Vice President, Controller
                                   (Principal Accounting Officer)