Form 10-Q
period 1996-09-30
UNITED WASTE SYSTEMS INC
filed 1996-11-14
CIK 879688

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of November 12, 1996:

         Common Stock, $.001 par value 37,329,979 shares


                    UNITED WASTE SYSTEMS, INC.
   FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                              INDEX

                                                            Page

PART I    FINANCIAL INFORMATION

 Item 1   Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995
          (unaudited). . . . . . . . . . . . . . . . . . . . . .3

          Condensed Consolidated Statements of Operations for
          the Nine and Three Months Ended September 30, 1996
          and 1995(unaudited). . . . . . . . . . . . . . . . . .5

          Condensed Consolidated Statement of Stockholders'
          Equity for the Nine Months Ended September 30, 1996
          (unaudited). . . . . . . . . . . . . . . . . . . . . .6

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1996 and 1995
          (unaudited). . . . . . . . . . . . . . . . . . . . . .7

          Notes to Unaudited Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . .9

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . 19

PART II   OTHER INFORMATION

 Item 1   Legal Proceedings. . . . . . . . . . . . . . . . . . 31

 Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . 32

          Signatures . . . . . . . . . . . . . . . . . . . . . 34

                      UNITED WASTE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                                            September 30            December 31
                                              1996                      1995
Current assets:
Cash and cash equivalents               $        32,729,728        $       6,721,849
Accounts receivable, net of
  allowance for doubtful accounts
  of $3,262,000 in 1996 and
  $2,250,000 in 1995                             48,655,972               38,522,126
Prepaid expenses and other current
  assets                                         16,312,559               14,198,544

          Total current assets                   97,698,259               59,442,519

Property and equipment, net
  of accumulated depreciation of
  $86,629,000 in 1996 and
  $58,867,000 in 1995                           346,265,574              289,378,346
Intangible assets, net                          237,029,753              171,739,197
Other assets                                     24,568,389               20,008,399
                                        $       705,561,975        $     540,568,461
Current liabilities:
  Current portion of long-term debt
   and nonrecourse bonds                $         3,632,127        $       5,644,096
  Accounts payable                               23,339,835               18,031,701
  Deferred revenue                                9,359,086                8,291,415
  Due to seller                                   4,872,666                6,465,720
  Short-term accrued landfill costs               3,740,634                6,524,024
  Current portion of capital lease
    obligations                                     444,410                1,383,576
  Accrued expenses and other current
    liabilities                                  29,011,768               17,077,402
          Total current liabilities              74,400,526               63,417,934

Long-term debt, less current portion            261,908,272              156,193,971
Obligations under capital leases, less
  current portion                                   405,135                4,687,554
Nonrecourse sewage facility revenue bonds,
  less current portion                            9,100,000                9,400,000
Accrued landfill costs                           37,808,377               27,663,907
Other long-term liabilities                       5,748,412                3,056,578
Deferred income taxes                            36,404,927               33,885,306
Commitments and contingencies

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                                               September 30               December 31
                                                   1996                      1995
Stockholders' equity:
  Common stock, $.001 par value,
  75,000,000 in 1996 and 25,000,000
  in 1995 shares authorized;
  37,237,959 in 1996 and 17,578,550
  in 1995 shares issued and outstanding                  37,238              17,579
Additional paid-in capital                          219,503,908         200,267,630
Retained earnings                                    60,245,180          41,978,002
          Total stockholders' equity                279,786,326         242,263,211
                                          $         705,561,975     $   540,568,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      UNITED WASTE SYSTEMS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                   Nine Months Ended                                       Three Months Ended
                                     September 30                                             September 30
                              1996                        1995                   1996                  1995

Revenues              $         241,884,894              $    160,289,684       $       90,046,875       $        63,323,382
Cost of operations              149,595,905                    99,196,676               53,116,121                37,196,840
Selling, general
  and administrative
  expense                        38,813,005                    24,870,301               14,034,912                 9,737,030
Income from operations           53,475,984                    36,222,707               22,895,842                16,389,512
Interest expense                 11,054,451                     6,930,500                3,897,871                 2,403,392
Other expense
  (income), net                   1,131,112                      (711,638)                (686,422)                 (292,685)
Income before provision
  for income taxes               41,290,421                     30,003,845              19,684,393                14,278,805
Provision for income
  taxes                          17,477,254                     11,609,191               8,291,535                 5,549,562
Net income                       23,813,167                     18,394,654              11,392,858                 8,729,243
Net deductions
  from income
  available to
  common stockholders                                              372,501
Income available to
  common stockholders $          23,813,167              $      18,022,153      $        11,392,858      $         8,729,243
Primary earnings per
  common share and
  common  equivalent
  share               $                 .60              $             .54      $                .29     $               .24
Fully diluted
  earnings per
  common share and
  common equivalent
  share                                                  $             .53           $        .28

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     UNITED WASTE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            (UNAUDITED)

                                    Common Stock
                               Number                                   Additional
                                of                                      Paid-in               Retained
                               Shares                  Amount           Capital               Earnings
Balance,
  December 31, 1995               17,578,550                $17,579      $200,267,630          $41,978,002
Poolings-of-interests                579,857                    580           335,719            (2,395,684)
Exercise of common
  stock warrants
  and options                      1,175,594                  1,175         16,631,490
Issuance of
  common stock                        30,622                     31          1,144,894
Two-for-one stock
  split                           17,873,336                 17,873            (17,873)
Pro forma tax
  adjustment                                                                                        (261,454)
Subchapter S
  distributions of
  pooled entities                                                                                 (1,240,000)
Reclassification of
  Subchapter S accumulated
  earnings to paid-in
  capital                                                                    1,142,048            (1,142,048)
Adjustment to conform
  fiscal year of pooled
  entities                                                                                          (506,803)
Net income                                                                                        23,813,167
Balance,
  September 30, 1996              37,237,959    $            37,238   $           219,503,908      $             60,245,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     UNITED WASTE SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                                                    Nine Months Ended
                                                       September 30
                                                       1996                            1995
Cash flows from operating activities:
  Net income                             $           23,813,167       $             18,394,654
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                  27,736,238                     17,012,269
      Deferred income taxes                           3,942,115                        913,860
      Gain on sale of assets                           (364,586)                      (138,616)
      Pro forma tax adjustment                         (261,454)                     1,443,032
Changes in operating assets and
  liabilities:
    Accounts receivable                              (5,903,874)                    (1,146,220)
    Other assets                                     (1,869,449)                    (6,796,096)
    Accounts payable                                  1,909,163                        563,659
    Accrued landfill costs                           (1,647,228)                     1,195,171
    Other liabilities                                 9,422,210                      5,807,271
    Net cash provided by operating
      activities                                     56,776,302                     37,248,984
Cash flows from investing activities:
  Purchases of property and equipment               (41,045,951)                   (23,989,402)
  Proceeds from sale of assets                        1,013,141                        139,733
  Restricted investments, net (held to
    maturity)                                           744,770                     (7,612,087)
  Payments of contingent purchase price              (2,582,857)                    (1,720,938)
  Payments of capitalized project costs              (1,297,096)                      (420,331)
  Purchases of other companies,
    net of cash acquired                            (88,219,073)                  (155,429,399)
  Net cash used in investing activities            (131,387,066)                  (189,032,424)
Cash flows from financing activities:
  Due to sellers                                     (6,869,162)                      (803,808)
  Dividends on preferred stock                                                        (372,501)
  Proceeds from debt                                183,070,484                    271,425,663
  Repayments of debt                                (81,869,977)                  (173,066,780)
  Repayments of capital lease
    obligations                                      (4,368,367)                      (838,888)
  Payments of financing costs                        (4,737,000)                    (2,684,074)
  Proceeds from exercise of common
    stock warrants and options                       16,632,665                      2,943,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                              (UNAUDITED)
                                                     Nine Months Ended
                                                      September 30
                                                   1996                       1995
  Net proceeds from issuance
    of common stock                                                                 66,040,771
Subchapter S distributions
    of pooled entities                               (1,240,000)                    (5,241,200)
  Net cash from financing activities                100,618,643                    157,403,009
  Increase in cash and
    cash equivalents                                 26,007,879                      5,619,569
Cash and cash equivalents at
  beginning of period                                 6,721,849                      2,598,207
Cash and cash equivalents at
  end of period                                     $32,729,728                     $8,217,776
Supplemental disclosure of cash flow
information:
  Cash paid during the period for interest,
    net of amounts capitalized            $           9,926,111       $              6,137,656
  Cash paid during the period for
    income taxes                          $           5,340,755       $              7,495,432
Supplemental schedule of noncash investing
  and financing activities:
  The Company acquired the net assets
    and assumed certain liabilities of
    other companies as follows:
  Fair value of net assets acquired:
    Property and equipment                $          31,112,159       $            121,282,615
    Other assets, net of cash acquired               77,624,727                    119,710,975
    Less liabilities assumed                        (13,791,265)                   (54,552,657)
    Less amounts due to seller                       (5,456,729)                   (14,834,605)
    Less amounts paid in common stock                (1,144,983)                   (13,646,965)
    Less deposits and capitalized project
      costs paid in prior periods                      (124,836)                    (2,529,964)
    Net cash paid                         $          88,219,073                   $155,429,399
  Conversion of convertible
      debt
                                          $              2,660,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    UNITED WASTE SYSTEMS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   September 30, 1996 and 1995

Note 1 - Basis of presentation

    The condensed consolidated financial statements of United
Waste Systems, Inc. and its subsidiaries (the "Company") for the three and nine months ended September 30, 1996 have been restated to include the accounts of three acquisitions completed in September 1996, that were accounted for as pooling-of-interests. The historical operations of these three acquisitions are not material to the Company's consolidated operations and financial position and, therefore, prior years have not been restated. In addition, the condensed consolidated financial statements at December 31, 1995 and for the three and nine months ended September 30, 1995 have been restated to include the accounts of an acquisition completed on June 28, 1996, that was accounted for as a pooling-of-interests. See Note 2.

    The Company's consolidated balance sheet as of December 31, 1995, included herein has been restated as described above. Such restated balance sheet has been audited and filed as an Exhibit to a Current Report on Form 8-K dated June 28, 1996, previously filed by United Waste Systems, Inc. As a result of such restatement, the condensed consolidated balance sheet of the Company as of December 31, 1995 included herein is different than the audited consolidated balance sheet of the Company as of such dated included in the Company's 1995 Annual Report on Form 10-K.

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

    Effective January 1, 1996, the Company adopted the provisions of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS No. 121"), issued by the Financial Accounting Standards Board. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption and on-going effects of this Statement did not have a material effect on the Company's financial position or results of operations for the three and nine months ended September 30, 1996.

Note 2 - Acquisitions

    During the nine months ended September 30, 1996, the Company completed the following acquisitions of businesses (not including acquisitions described below that were accounted for as a poolings-of-interests):

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

Peterson Demolition, Inc.                                 Transfer/                     May 1996
                                                          Collection
Manca Brothers                                             Landfills                    June 1996
Fred Bauer                                                Collection                            June 1996
Twin City Sanitation, Inc.                                Collection                            June 1996
Carpenter Trucking                                        Collection                            June 1996
Rubbish Busters, Inc.                                     Collection                            June 1996
United Waste Systems, Inc.(CO)                             Landfill/           June 1996
  (not previously affiliated                             Collection/
   with the Company)                                Transfer Station
Andrews Rubbish                                           Collection                            June 1996
Peter Corellis
  Rubbish Removal, Inc.                                   Collection                            June 1996
Missouri River                                           Collection/                            July 1996
  Sanitation, Inc.                                  Transfer Station
Cecil Shykes Sanitary                                     Collection                            July 1996
  Service, Inc.
Baker's Rural                                             Collection                            July 1996
  Sanitation, Inc.
Midwest Sanitation                                        Collection                          August 1996
  Service, Inc.
Arnold Trusty                                             Collection                          August 1996
County Waste & Recycling                                  Collection                          August 1996
  Services of Western
  New York, Inc.
Adirondack Waste                                          Collection                          August 1996
  Systems, Inc.
Albany-Greene                                             Collection                          August 1996
  Sanitation, Inc.
CDF Consolidated Corporation                             Collection/                          August 1996
                                                    Transfer Station
Okalona Sanitation, Inc.                                  Collection                          August 1996
Beardsely Disposal, Inc.                                  Collection                          August 1996
Al's Rubbish Removal                                      Collection                       September 1996
Burbridge Trash                                           Collection                       September 1996
  Service, Inc.
Bauer Sanitation                                         Collection/                       September 1996
                                                    Transfer Station
Seay Brothers                                             Collection                       September 1996
  Rolloff, Inc.
Fitzpatrick Disposal/                                     Collection                       September 1996
  City Trash
Danny Flynn                                               Collection                       September 1996
  Collection Company
Janie & Dewie                                             Collection                       September 1996
  Collection Company
Indoor-Outdoor                                            Collection                       September 1996
  Environmental, Inc.
Ken's Waste Disposal                                      Collection                       September 1996

     The above acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's condensed consolidated financial statements from their respective acquisition dates.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 1996 and 1995 as though (i) each acquisition described above (excluding certain thereof that were not material individually or in the aggregate) which was consummated in the nine months ended September 30, 1996, was made on January 1, 1996, in the case of the results for the nine months ended September 30, 1996, and (ii) each acquisition which was consummated during the period of January 1, 1995 to September 30, 1996 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K (excluding certain thereof that were not material individually or in the aggregate), was made on January 1, 1995, in the case of the results for the nine months ended September 30, 1995.

                                                 1996                               1995
Revenues                             $             250,036,947   $             226,382,025

Net income                                          23,706,203                  17,511,529
Earnings
  per common share and common
  equivalent share                                         .61                         .51

     The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

     On September 29, 1995, the Company acquired all of the outstanding stock of Carmel Marina Corporation, Neal Road Landfill Corporation, Jolon Road Landfill Corporation, Cal Sanitation
Services, Inc., Portable Site Services, Inc. and certain real estate assets (the "Carmel Marina Companies"), a group of affiliated companies that comprise an integrated solid waste management company. The transaction was accounted for as a pooling-of-interests and, accordingly, the condensed consolidated financial statements for the three and nine months ended September
30, 1995, include the accounts of the Carmel Marina Companies. In connection with the transaction, the Company incurred an after tax charge totaling approximately $586,000 relating to the pooling-of-interests.

     On June 28, 1996, the Company issued 730,765 shares of its
Common Stock for all of the outstanding stock of Salinas Disposal
Services, Inc., Rural Dispos-All Services, Inc. and Madison Lane
Properties, Inc. (the "Salinas Companies"), a group of affiliated companies that comprise an integrated solid waste management company. The transaction was accounted for as a pooling-of-interests and, accordingly, the condensed consolidated financial statements at December 31, 1995 and for all periods presented include the accounts of the Salinas Companies. In connection with the transaction, the Company incurred an after tax charge totaling approximately $1.7 million relating to the pooling-of-interests.

     The financial statements of the Salinas Companies were prepared based on a September 30 fiscal year end. The year end for the Salinas Companies has been changed to December 31 to conform to the Company's year end. As a result, the operations of the Salinas Companies for the three months ended December 31, 1995 are not reflected in the Company's financial statements. The loss available to common shareholders of the Salinas Companies for this period has been charged to the Company's retained earnings. The revenues and net loss available to common shareholders for the Salinas Companies during this period totaled $4.2 million and $507,000, respectively.

     During September 1996, the Company (i) acquired a collection company in a transaction in which the Company issued 470,985 shares of its Common Stock for the assets of Truk-Away of R.I., Inc., Recycling of R.I., Inc., and B.W. Properties, a group of affiliated companies (collectively, the "Truk-Away Companies"); (ii) acquired an integrated solid waste management company in a transaction in which the Company issued 73,146 shares of its Common Stock for all of the outstanding stock of Jones Sanitation, Inc, and the assets of River City Refuse, Inc., two affiliated companies (collectively, the "Jones Companies"); and (iii) acquired an integrated solid waste management company in a transaction in which the Company issued 35,726 shares of its Common Stock for all of the outstanding stock of Jahner Sanitation, Inc. ("Jahner"). These transactions were accounted for as pooling-of-interests and, accordingly, the condensed consolidated financial statements for the three and nine months ended September 30, 1996 have been restated to include the accounts of the Truk-Away Companies, the Jones Companies and Jahner (excluding, in the case of asset purchases, any accounts not related to the business acquired). The historical operations of the Truk-Away Companies, the Jones Companies and Jahner are not material to the Company's consolidated operations and financial position and, therefore, the 1995 consolidated financial statements have not been restated. In connection with these transactions, the Company incurred an after tax charge totaling approximately $2.2 million relating to the pooling-of-interests.

     Separate revenue and net income of the Company and the Pooled Companies (as hereinafter defined) for certain periods prior to combination are set forth in the table below. For purposes of such table, the "Pooled Companies" include (i) with respect to any period in 1995, only the Salinas Companies, (ii) with respect to the three months ended March 31, 1996, the Salinas Companies, the Truk-Away Companies, the Jones Companies and Jahner and (iii) with respect to any other period in 1996, the Truk-Away Companies, the Jones Companies and Jahner.

                                                      Pooled
                              The Company          Companies                          Combined
Nine months ended
  September 30, 1995
Revenues                            $147,880,343               $12,409,341                   $160,289,684
Net income                            17,776,381            618,273                       18,394,654

Three months ended
  September 30, 1995
Revenues                              58,957,936          4,365,446                       63,323,382
Net income                             8,520,736            208,507                        8,729,243

Three months ended
  March 31, 1996
Revenues                              62,674,983          6,905,515                       69,580,498
Net income(loss)                       6,186,392           (408,808)                       5,777,584
Three months ended
  June 30, 1996
Revenues                              79,055,526          3,201,995                       82,257,521
Net income (loss)                      7,106,938            (17,787)                       7,089,151

Six months ended
  June 30, 1996
Revenues                             145,791,006          6,047,013                      151,838,019
Net income (loss)                     13,232,559           (365,824)                      12,866,735

     Certain of the above mentioned pooled entities were partnerships, sole proprietorships or had elected to be treated as Subchapter S Corporations for federal and state income tax purposes. Therefore, those companies' income or loss is passed through to their stockholders rather than being subjected to taxes at the corporate level. The condensed consolidated financial statements reflect provisions for income taxes on a pro forma basis as if all of the pooled entities were liable for federal and state income taxes as taxable corporate entities.

Note 3 - Capital Stock

     On March 12, 1996, the Board of Directors approved a two-for-one stock split of the Company's common stock to be effected in the form of a 100% stock dividend. Such stock split was effected by the distribution on June 18, 1996, of a dividend of one share of the Company's common stock in respect of each share of common stock that was outstanding on June 7, 1996, the record date established for such distribution. All agreements concerning stock options, convertible securities and other commitments payable in shares of the Company's common stock were amended to provide for the issuance of two shares of common stock for every one share that was issuable prior to the stock split. An amount equal to the par value of the common stock issued was transferred from additional paid-in capital to the common stock account. The transfer has been reflected in the condensed consolidated statement of changes in stockholders' equity for the nine months ended September 30, 1996. All share and per share data has been adjusted to give effect to the stock split.

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

     On May 26, 1995 the Company sued Robert Foley and Matthew Parzych in the United States District Court for the District of Connecticut, Case No. 3:95-CV-985. The defendants sold stock in certain Massachusetts corporations to the Company under an agreement dated April 1, 1992 (the "1992 agreement"). In the suit the Company seeks approximately $1,115,000 in cash and securities from an escrow account and additional amounts from defendants by reason of indemnity provisions contained in the 1992 agreement and confirmed in an agreement dated January 28, 1994 (the "1994 agreement"). The defendants have counterclaimed against the Company and its chief executive officer, seeking to invalidate the 1994 agreement primarily for alleged lack of consideration and economic duress, and to receive alleged damages and costs. The counterclaims for damages are primarily for alleged misrepresentations by the Company in connection with the 1992 agreement, and were asserted by defendants notwithstanding provisions in the 1994 agreement which generally released the Company from all claims. The Company intends vigorously to pursue its claims in this action and to seek dismissal of the counterclaims. In the opinion of management, this claim should not materially affect the financial position of the Company.

     In July 1996 the Company filed suit against H.A.M. Sanitary Landfill, Inc. and its shareholders. The suit is now pending in the Circuit Court for Monroe County, West Virginia, Civil Action No. 96-C-51. The Company, among other things, seeks to recover $1.8 million in advances which the Company made in connection with an agreement, since terminated, to purchase the H.A.M. Sanitary Landfill in West Virginia from the defendants, and to recover certain personal property. The defendants in September 1996 filed a counterclaim against the Company and a subsidiary which seeks compensatory and punitive damages for claims of alleged breach of contract, breach of fiduciary duty under an alleged joint venture, unjust enrichment and fraud. The Company will vigorously prosecute its claim and defend against the counterclaim. In the opinion of management, the counterclaim should not materially affect the financial position of the Company.

     In June 1996 Dale Lynch, Dennis Lynch and D.L. Lynch sued the Company, its chief executive officer and a subsidiary of the Company in the Circuit Court of Whitley County, Kentucky (Index No. 96 CI 00355). The subsidiary purchased the Tri-County landfill from the plaintiffs in 1991. The suit primarily seeks compensatory and punitive damages for alleged breach of contract and for allegedly fraudulent representations in connection with this purchase. The Company will vigorously defend this suit and intends to file counterclaims for, among other things, compensatory and punitive damages for breach of warranties and fraud. The Company will also seek indemnification for breach of warranties.
In the opinion of management, this suit should not materially affect the financial position of the Company.

     The Company accrues the costs for closure and post-closure monitoring over the life of its owned landfills and will pay out these costs over the next thirty years. Major components of these costs include closure cap construction, leachate treatment and groundwater monitoring. The Company accrues these costs utilizing engineering estimates based on current governmental regulations regarding closure requirements. The Company estimates that the aggregate liability for the closure, post-closure and remediation costs of its landfills owned at September 30, 1996 will be approximately $73.3 million. At September 30, 1996, the Company has approximately $41.5 million of these costs accrued and, therefore, has accrued approximately 57% of its estimated total costs to date.

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

     The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes thereto of the Company included herein, the Consolidated Financial Statements and related Notes thereto included in the Company's 1995 Annual Report on Form 10-K, and the Company's Current Report on Form 8-K referred to below. The Company's consolidated balance sheet as of December 31, 1995, included herein has been restated as described above. See Notes 1 and 2 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I-Item 1 of this Report. Such restated balance sheet has been audited and filed as an Exhibit to a Current Report on Form 8-K dated June 28, 1996, previously filed by United Waste Systems, Inc.

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

Introduction

     The Company was formed in July 1989 to acquire and operate businesses in the nonhazardous solid waste services industry and since its formation through September 30, 1996, has completed 132 acquisitions, including 41 completed during 1995 and 54 in the first nine months of 1996. The focus of the Company's acquisition program at present is to capitalize on opportunities around its existing operating regions that will create synergies and efficiencies, as well as to selectively enter several new regions annually. The Company may also selectively consider acquisitions or consolidation opportunities involving other public companies or large privately-held companies.

     The acquisitions completed by the Company during the periods discussed below include five that were accounted for as a pooling-of-interests. (For certain information concerning such acquisitions and the restatement of certain of the Company's financial statements in connection therewith, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I-Item 1 of this Report). The other acquisitions completed during such periods were accounted for as purchases and, accordingly, the results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1996 and 1995 were impacted by these acquisitions that were accounted for as purchases, the Company believes that the results of its operations for 1996 and 1995 are not directly comparable.

General

     The Company's revenues have been primarily attributable to (i) collection revenues and (ii) fees (commonly referred to as "tipping fees") charged to dispose of waste at the Company's landfills. The table below shows for the periods indicated the percentage of the Company's total revenues attributable to various sources.

                           Nine Months Ended September 30,
                             1996              1995
Landfill operations(1)        30%               30%
Collection operations(2)      65                61
Waste reuse and reduction
  programs                     2                 4
Other services                 3                 5
Total                        100%              100%


                             Three Months Ended September 30,
                              1996             1995
Landfill operations(1)         32%              33%
Collection operations(2)       62               59
Waste reuse and reduction
  programs                      3                4
Other services                  3                4
Total                         100%             100%



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

     Landfill cost of operations primarily include direct and indirect labor, the legal and administrative cost of ongoing environmental compliance, certain landfill taxes, franchise fees or host community fees, rental payments under leases with respect to landfill sites that are not owned, landfill site maintenance, depreciation and amortization expense, and accruals for closure and post-closure expenses anticipated to be incurred in the future. Certain direct landfill development costs, such as engineering, upgrading, construction and permitting costs paid to outside parties in respect of permits acquired or in the process of being acquired, are capitalized and amortized based on consumed airspace. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company believes that the costs associated with the engineering, ownership and operation of landfills will increase in the future as a result of increasing federal, state and local regulation and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes that it generally will be able to implement price increases sufficient to offset these increased expenses.

     Collection cost of operations includes direct and indirect labor, insurance, fuel, equipment maintenance costs, tipping fees paid to third party landfills and, with respect to the Company's asbestos collection operations, transportation costs.

     Selling, general and administrative expense ("SG&A") includes management salaries, clerical and administrative overhead, costs associated with the Company's commercial and industrial sales force and community relations expenses. SG&A also includes expenses associated with completing acquisitions that are accounted for as pooling-of-interests, since such expenses are not capitalized.

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

     The Company estimates landfill closure and post-closure reserves based on an analysis of the requirements of the regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 and state laws and regulations. Since the annual charge for each landfill is determined based upon the total estimated unaccrued landfill closure and post-closure costs and the estimated portion of remaining airspace filled during the year, the provision may vary from period to period, as the volume of waste disposed of in the landfill increases or decreases, expansions and new permits change the life of the landfill and other circumstances require management to reevaluate and to change such estimates. The Company estimates that the aggregate liability for the remediation, closure and post-closure costs of its facilities owned at September 30, 1996 will be approximately $73.3 million. At September 30, 1996, reserves for landfill closure and post-closure costs (including reserves assumed through acquisitions) were approximately $41.5 million, and the balance will be accrued over the remaining operating lives of the landfills.

Results of Operations

     Nine months ended September 30, 1996 and 1995

     Revenues. Revenues for the nine months ended September 30, 1996 were $241.9 million, representing an increase of 50.9% over revenues for the nine months ended September 30, 1995 of $160.3 million. Of this increase, approximately 42.2 percentage points were due to the revenues attributable to (i) the businesses acquired by the Company subsequent to September 30, 1995 and (ii) businesses that were acquired during the first nine months of 1995 and thus were included in the Company's results for the first nine months of 1995 for only a portion of the period and in the Company's results for the first nine months of 1996 for the full period. The balance of this increase was due to an increase in 1996 in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately
4.5 percentage points) and in prices charged for services (approximately 4.2 percentage points).

     Cost of Operations. Cost of operations for the first nine months of 1996 was $149.6 million compared with $99.2 million for the first nine months of 1995. As a percentage of revenues, cost of operations was not materially different during these periods (61.8% during the first nine months of 1996 and 61.9% during the first nine months of 1995).

     Selling, General and Administrative Expense. SG&A was $38.8 million during the nine months ended September 30, 1996 compared with $24.9 million during the nine months ended September 30, 1995, and as a percentage of revenues was 16.0% during the nine months ended September 30, 1996 compared with 15.5% during the nine months ended September 30, 1995. This increase in SG&A as a percentage of revenues reflected the fact that expenses related to acquisitions accounted for as pooling-of-interests (of which there were four in 1996 and one in 1995) were higher in the first nine months of 1996 than in the first nine months of 1995 ($4.4 million compared with $900,000). See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I-Item 1 of this Report. Excluding such expenses, SG&A as a percentage of revenues decreased to 14.2% during the nine months ended September 30, 1996, from 15.0% during the nine months ended September 30, 1995. This decrease primarily reflected the fact that the revenue growth attributable to acquisitions was achieved without a commensurate increase in senior management expense or corporate overhead.

     Interest Expense. Interest expense increased to $11.1 million during the nine months ended September 30, 1996 from $6.9 million during the nine months ended September 30, 1995. This increase primarily reflected the fact that the Company's indebtedness increased subsequent to the nine months ended September 30, 1995, primarily as a result of the completion of acquisitions and the issuance of $150 million in Convertible Subordinated Notes (as described under "-Liquidity and Capital Resources"). Interest capitalized as a component of construction projects during the nine months ended September 30, 1996 and 1995 amounted to approximately $1.2 million and $895,000, respectively.

     Other Expense (Income), Net. Other expense, net, was $1.1 million in the nine months ended September 30, 1996 (compared with other income, net, of $712,000 in the nine months ended September 30, 1995). This increase in other expense, net, was primarily attributable to a $2.0 million charge resulting from the sale of the Company's transfer station in Pennsylvania.

     Income Taxes. Income taxes increased to $17.5 million, or an effective rate of 42.3%, during the nine months ended September 30, 1996 from $11.6 million, or an effective rate of 38.7%, during the nine months ended September 30, 1995. The increase in the effective rate was primarily due to the fact that certain transaction expenses relating to acquisitions accounted for as pooling-of-interests are not deductible in determining taxable income and such expenses were higher in 1996 than in 1995.

Results of Operations

     Three months ended September 30, 1996 and 1995

     Revenues. Revenues for the three months ended September 30, 1996 were $90.0 million, representing an increase of 42.2% over revenues for the three months ended September 30, 1995 of $63.3 million. Of this increase, approximately 33.2 percentage points were due to the revenues attributable to (i) the businesses acquired by the Company subsequent to September 30, 1995 and (ii) businesses that were acquired during the third quarter of 1995 and thus were included in the Company's third quarter 1995 results for only a portion of the quarter and in the Company's third quarter 1996 results for a full quarter. The balance of this increase in 1996 was due to an increase in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately 4.5 percentage points) and in prices charged for services (approximately 4.5 percentage points).

     Cost of Operations. Cost of operations for the three months ended September 30, 1996 was $53.1 million compared with $37.2 million for the three months ended September 30, 1995. As a percentage of revenues, cost of operations was 59.0% during the three months ended September 30, 1996 and 58.7% during the three months ended September 30, 1995. This increase in cost of operations as a percentage of revenues was primarily attributable to the increase in collection revenues as a percentage of total revenues, since collection operations generally have lower margins than landfill operations.

     Selling, General and Administrative Expense. SG&A was $14.0 million during the three months ended September 30, 1996 compared with $9.7 million during the three months ended September 30, 1995, and as a percentage of revenues was 15.6% during the three months ended September 30, 1996 compared with 15.4% during the three months ended September 30, 1995. This increase in SG&A as a percentage of revenues reflected the fact that expenses related to acquisitions accounted for as pooling-of-interests (of which there were three in the third quarter of 1996 and one in the third quarter of 1995) were higher in the third quarter of 1996 than in the third quarter of 1995 ($2.2 million compared with $900,000). See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I-Item 1 of this Report. Excluding such expenses, SG&A as a percentage of revenues decreased to 13.1% during the three months ended September 30, 1996, from 13.9% during the three months ended September 30, 1995. This decrease primarily reflected the fact that the revenue growth attributable to acquisitions was achieved without a commensurate increase in senior management expense or corporate overhead.

     Interest Expense. Interest expense increased to $3.9 million during the three months ended September 30, 1996 from $2.4 million during the three months ended September 30, 1995. This increase primarily reflected the fact that the Company's indebtedness increased subsequent to September 30, 1995, primarily as a result of the issuance of $150 million in Convertible Subordinated Notes (as described under "-Liquidity and Capital Resources") and the completion of acquisitions. Interest capitalized as a component of construction projects during the three months ended September 30, 1996 and 1995 amounted to approximately $763,000 and $286,000, respectively.

     Other Expense (Income), Net. Other income, net, was $686,000 during the three months ended September 30, 1996 compared with other income, net, of $293,000 during the three months ended September 30, 1995. This increase in other income, net, was primarily attributable to interest income on cash from the Company's issuance of $150 million of Convertible Subordinated Notes in June 1996.

     Income Taxes. Income taxes increased to $8.3 million, or an effective rate of 42.1%, during the three months ended September 30, 1996 from $5.5 million, or an effective rate of 38.9%, during the three months ended September 30, 1995. The increase in the effective rate was primarily due to the fact that certain transaction expenses relating to acquisitions accounted for as pooling-of-interests are not deductible in determining taxable income and such expenses were higher in the third quarter of 1996 than in the third quarter of 1995.

Liquidity and Capital Resources

     The Company (i) has used, and expects to continue using, a substantial amount of cash generated from operations to fund acquisitions, thereby reducing its current assets and (ii) in connection with acquisitions and the financing of machinery and equipment, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current liabilities. As a result of the foregoing financing practices, the Company has had, and expects to continue to have, low levels of working capital or working capital deficiencies. Although the Company had working capital of $23.7 million at September 30, 1996, this primarily reflected the fact that (as described below) the Company issued $150 million of Convertible Subordinated Notes in June 1996 and has not yet utilized a portion of the net proceeds therefrom. The Company expects that it will use these proceeds primarily to fund acquisitions and capital expenditures and that, upon using such proceeds, will again maintain low levels of working capital or working capital deficiencies. The Company believes that its current and expected financing practices relating to working capital will not impair its ability to meet its ongoing cash requirements and continue its acquisition program, although there can be no assurance of this.

     During the nine months ended September 30, 1996, the Company generated cash from operations of approximately $56.8 million and had net cash from financing activities of approximately $100.6 million. The Company used these funds generated from operating and financing activities to complete business acquisitions of approximately $88.2 million and for capital expenditures of approximately $41.0 million. These acquisitions and capital expenditures accounted for the increase in property and equipment, and intangible assets, at September 30, 1996 compared with such amounts at December 31, 1995.

     The Company's $215 million, three year, secured revolving credit facility due August 1998 (the "Credit Facility") bears interest at a rate per annum equal to the Eurodollar Rate (Reserved Adjusted)(as defined in the loan agreement providing for the Credit Facility) applicable to each interest period plus .75% to 1.75% per annum or the Alternate Reference Rate (as so defined) from time to time in effect plus 0% to .25% per annum. The Credit Facility is secured by the stock of the Company's subsidiaries, restricts the Company from granting other liens on its assets (subject to certain limited exceptions), and requires the Company to comply with certain covenants including, but not limited to, maintenance of certain financial ratios, limitation on additional indebtedness, limitation on capital expenditures and a prohibition on the Company's payments of cash dividends on its capital stock. The Credit Facility also currently requires that the consent of the lenders be obtained in order for the Company to make an acquisition that provides for an aggregate cash purchase price of $15 million or more. In addition, the Credit Facility prohibits the Company from using more than $10 million of its cash to secure closure and post-closure obligations that the Company may have relating to its landfills. Under the terms of the Credit Facility, an event of default would occur should two or more of the individuals currently serving as executive officers of the Company cease to be employed by the Company. The Company used a portion of the net proceeds from the Convertible Subordinated Notes that it issued in June 1996 (as described below) to repay the outstanding indebtedness under the Credit Facility. Consequently, there was no outstanding indebtedness under the Credit Facility at September 30, 1996, compared with $41.8 million at December 31, 1995.

     The Credit Facility also allows the Company to obtain up to $65 million in letters of credit. These letters of credit may be used, among other purposes, to secure or support closure obligations that the Company may have relating to its landfills.
On September 30, 1996, the face amount of outstanding letters of credit issued pursuant to the Credit Facility was approximately $59.3 million. The aggregate amount that the Company is permitted to borrow under the Credit Facility is reduced by the aggregate face amount of all outstanding letters of credit issued thereunder.

     In June 1996, the Company issued $150 million principal amount of 4-1/2% Convertible Subordinated Notes due June 1, 2001 (the "Convertible Notes"). The Convertible Notes bear interest at a fixed rate of 4-1/2% per annum, payable semi-annually. The Convertible Notes are convertible into Common Stock of the Company at a conversion price of $32.50 per share. The Convertible Notes are unsecured obligations of United Waste Systems, Inc. and are subordinated to all existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes) of United Waste Systems, Inc. and are effectively subordinated to all indebtedness and other liabilities of the subsidiaries of United Waste Systems, Inc. The issuance of the Convertible Notes and the receipt of the net proceeds therefrom was the primary reason for the increase in cash and cash equivalents and long-term debt at September 30, 1996 compared with December 31, 1995.

     Set forth is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.

     Operating Activities. The Company anticipates that for the foreseeable future, cash generated from operating activities will be sufficient to provide the cash required for operating activities.

     Capital Expenditures. The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfills and for equipment purchases. The Company estimates that the capital expenditures that will be required in respect of the existing operations of the Company will be in the range of $18 million to $20 million during the last three months of 1996 and $65 to $70 million in 1997. The Company expects that it will fund such estimated capital expenditures in respect of its existing operations from available cash on hand and cash generated from operations, supplemented, if required, by borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make capital expenditures in respect of new operations that it may hereafter acquire. The Company cannot quantify at this time the amount of such capital expenditures.

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

     Debt Repayment. At September 30, 1996, the Company had debt and capital lease obligations of approximately $275.5 million. The Company will be obligated to retire approximately $1.8 million and $2.5 million of indebtedness during the remainder of 1996 and in 1997, respectively. The Company plans to meet such obligations from available cash on hand, cash generated from operations, borrowings available under the Credit Facility and/or additional financing.

     Financial Assurance. The Company is required to provide financial assurance to various governmental and regulatory bodies for closure, post-closure and remediation obligations. The Company provides for these financial assurance obligations primarily through the issuance of letters of credit obtained under the Credit Facility, as well as through surety bonds and irrevocable trust funds. As of September 30, 1996, the aggregate amount of these financial assurance obligations was $39.4 million, $30.2 million of which is being satisfied by letters of credit obtained under the Credit Facility. Under the Subtitle D Regulations, new financial assurance requirements become effective on or before April 9, 1997. The Company estimates that when such regulations become effective the financial assurance obligations that it will be required to provide in order to continue certain of its existing landfill operations will increase by approximately $33.9 million to approximately $73.3 million. The Company plans to meet such increased financial assurance obligations through additional letters of credit obtained under existing or new credit facilities and, where permitted, insurance policies.

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

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

          In July 1996 the Company filed suit against H.A.M. Sanitary Landfill, Inc. and its shareholders. The suit is now pending in the Circuit Court for Monroe County, West Virginia, Civil Action No. 96-C-51. The Company, among other things, seeks to recover $1.8 million in advances which the Company made in connection with an agreement, since terminated, to purchase the H.A.M. Sanitary Landfill in West Virginia from the defendants, and to recover certain personal property. The defendants in September 1996 filed a counterclaim against the Company and a subsidiary which seeks compensatory and punitive damages for claims of alleged breach of contract, breach of fiduciary duty under an alleged joint venture, unjust enrichment and fraud. The Company will vigorously prosecute its claim and defend against the counterclaim. In the opinion of management, the counterclaim should not materially affect the financial position of the Company.

          In June 1996 Dale Lynch, Dennis Lynch and D.L. Lynch sued the Company, its chief executive officer and a subsidiary of the Company in the Circuit Court of Whitley County, Kentucky (Index No. 96 CI 00355). The subsidiary purchased the Tri-County landfill from the plaintiffs in 1991. The suit primarily seeks compensatory and punitive damages for alleged breach of contract and for allegedly fraudulent representations in connection with this purchase. The Company will vigorously defend this suit and intends to file counterclaims for, among other things, compensatory and punitive damages for breach of warranties and fraud. The Company will also seek indemnification for breach of warranties.
In the opinion of management, this suit should not materially affect the financial position of the Company.

Item 6    Exhibits and Reports on Form 8-K

  (a)     Exhibits:

          (1)  Exhibit 3.1 -  Amended and Restated
          Certificate of Incorporation dated October 31, 1991, as amended by (i) Certificate of Increase of Designated Number of Shares of Series B Cumulative Convertible Preferred stock dated March 31, 1992,
          (ii) Certificate of Correction to Amended and Restated Certificate of Incorporation dated April 30, 1992, (iii) Certificate of Amendment to Certificate of Incorporation dated October 9, 1992, (iv) Certificate of Change of Location of Registered Office and Registered Agent dated January 28, 1993, (v) Certificate of Amendment to Certificate of Incorporation dated August 31, 1993, and (vi) Certificate of Amendment to Certificate Incorporation dated June 12, 1996 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 Commission File No. 333-14489).

          (2) Exhibit 4.1 - Indenture dated June 5, 1996 between the Registrant and Bankers Trust Company, as Trustee (This is the same agreement previously filed as Exhibit 4.1 to Registrant's Report on Form 10-Q for the quarterly period ended June 30, 1996, except that the definition of "Senior Indebtedness" in Section 1.1 has been modified to correct a typographical error).

          (3)  Exhibit 11 - Computation of earnings per share

          (4)  Exhibit 27.1 - Financial Data Schedule

          (5)  Exhibit 27.2 - Restated Financial Data Schedule

          (6)  Exhibit 27.3 - Restated Financial Data Schedule

          (7) Exhibit 99 - Information that appears in the Company's Report on Form 10-K for the year ended December 31, 1995, under
               Item 1 "Business Factors that May Influence Future
               Results and Accuracy of Forward-Looking Statements."

  (b)     Reports on Form 8-K:

               (1)  Form 8-K - dated June 28, 1996, Items 5 and 7
                    (included supplemental consolidated financial statements of United Waste Systems, Inc.
                    filed as Exhibit 99.1).

                            SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UNITED WASTE SYSTEMS, INC.


Dated:  November 14, 1996          By: /s/Michael J. Nolan
                                   Michael J. Nolan
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Dated:  November 14, 1996          By: /s/Sandra E. Welwood
                                   Sandra E. Welwood
                                   Vice President, Controller
                                   (Principal Accounting Officer)