Form 10-K
period 1996-12-31
UNITED WASTE SYSTEMS INC
filed 1997-03-28
CIK 879688

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

Commission file number 0-20868

                    UNITED WASTE SYSTEMS, INC.
      (Exact name of registrant as specified in its charter)

     Delaware                                                    13-3532338
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification no.)

Four Greenwich Office Park, Greenwich, Connecticut       06830
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code (203) 622 3131

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Title of class
                  Common Stock, $.001 par value
               8% Cumulative Convertible Preferred
                      Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

As of March 12, 1997, there were 42,641,771 shares of the registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant at March 12, 1997 was approximately $1,722,376,000. The aggregate market value was calculated by using the closing price of the stock as of that date on the Nasdaq Stock Market.

Documents incorporated by reference: Certain sections of the registrant's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

                      FORM 10-K REPORT INDEX

                                                            Page

PART I

 Item 1   Business . . . . . . . . . . . . . . . . . . . . . .  1

 Item 2   Properties . . . . . . . . . . . . . . . . . . . . . 29

 Item 3   Legal Proceedings. . . . . . . . . . . . . . . . . . 30

 Item 4   Submission of Matters to a Vote of Security Holders. 33

PART II

 Item 5   Market for the Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . 34

 Item 6   Selected Financial Data. . . . . . . . . . . . . . . 35

 Item 7   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . 41

 Item 8   Financial Statements and Supplementary Data. . . . . 53

 Item 9   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . 91

PART III

 Item 10  Directors and Executive Officers of the Registrant . 92

 Item 11  Executive and Director Compensation. . . . . . . . . 92

 Item 12  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . 92

 Item 13  Certain Relationships and Related Transactions . . . 92

PART IV

 Item 14  Exhibits, Financial Statements and Schedule and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . 93
Unless otherwise indicated, the terms the "Company" and "United
Waste Systems" refer collectively to United Waste Systems, Inc.
and its subsidiaries.

Certain statements contained in this report are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company anticipates," "the Company believes," "the Company estimates," and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company.


                              PART I


Item 1.  Business

General

    United Waste Systems provides integrated solid waste management services to commercial, industrial and residential customers in 20 states. These services include nonhazardous landfill operations, waste collection services, waste reuse and reduction programs (such as composting and recycling) and related environmental services. The Company has completed approximately 170 acquisitions of solid waste businesses since its formation in July 1989, including over 90 completed since January 1, 1996.

    The Company currently operates 36 nonhazardous landfill operations (including 14 that it operates on behalf of municipalities), 61 waste collection companies that have over 2,700 collection vehicles and trailers and serve over 850,000 customers, and 67 waste transfer stations (including seven that it operates on behalf of municipalities).

    The Company generally targets regions in which it has the potential to establish a significant position. The Company believes that this potential is greatest in regions where there are few, if any, well capitalized and established waste management companies present and where demand for integrated waste management services is expected to increase. The Company has succeeded in establishing and maintaining a significant position in a majority of the geographic regions in which it currently operates.

    The Company's objective is to continue to expand through a combination of new acquisitions and internal growth. The focus of the Company's acquisition program at present is to capitalize on opportunities around its existing operating regions that will create synergies and efficiencies, as well as to selectively enter several new regions annually. The Company may also selectively consider acquisition or consolidation opportunities involving other public companies or large privately-held companies. The Company's strategy for improving internal growth is to consolidate and integrate operations, improve operating efficiencies, provide high levels of customer service, market to new customers and maintain strict cost controls.

    The Company on an ongoing basis reevaluates its strategy in light of changing market, economic, regulatory and other relevant conditions and considerations. As a result, the Company, from time to time, may modify certain aspects of its strategy.

Industry Background

    In the United States, landfilling is at present the most common means of disposing of municipal solid waste ("MSW"), which consists primarily of refuse and garbage from households and commercial establishments. In addition, landfilling is one of the means of disposing of certain special waste. Special waste, some types of which may require special handling, consists of all waste not regulated as hazardous waste under federal or state laws other than MSW and may include asbestos, construction and demolition materials, petroleum-contaminated soil, incinerator ash, sewage sludge, foundry sands and industrial sludges.

    In October 1991, the Environmental Protection Agency (the "EPA") adopted new regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 (the "Subtitle D Regulations"), which were generally effective on October 9, 1993 (except for new financial assurance requirements which are scheduled to become effective April 9, 1997). The Subtitle D Regulations specify design, siting, operating, monitoring, closure and financial requirements for landfill operations and, among other things, require upgraded or new composite landfill liners, leachate collection and treatment, groundwater and methane gas monitoring, stricter siting and locational criteria, closure and extended post-closure requirements and financial assurances (such as a surety bond) that the owner or operator can meet certain of these obligations. Each state is required to revise its applicable solid waste regulations or programs to meet the requirements of the Subtitle D Regulations or such requirements automatically will be imposed by the EPA. Many states have already adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations, including certain of those in which the Company's landfills are located.

    The Company believes that in recent years there has been a trend towards consolidation of landfill ownership and that a similar trend is emerging in the solid waste collection industry, which historically has been characterized by numerous small companies. The Company believes that these trends will continue and are the result of several factors:

- The Subtitle D Regulations and related state regulations and programs have significantly increased the amount of capital and the technical expertise required in order to own and operate a landfill. As a result, many landfill operators that lack the required capital or expertise are electing to sell their landfills, as an alternative to closing them.

- A number of municipalities are electing to privatize their municipal landfills as an alternative to funding the changes to these landfills that are required in order to comply with the Subtitle D Regulations and related state regulations and programs.

- As a result of heightened sensitivity to environmental concerns by many communities, it is becoming increasingly necessary in many markets for collection companies to provide waste reuse and reduction programs, such as recycling and composting, in addition to conventional waste collection services. This development, as well as more stringent bonding requirements being imposed on waste collection companies by various municipalities, have increased the amount of capital generally required for waste collection operations, causing private collection companies that lack the requisite capital to sell their operations to better capitalized companies.

Acquisitions

    Since it commenced operations in 1989, the Company has completed the acquisition of approximately 170 solid waste businesses. The Company has an experienced acquisition team, comprised of operating, environmental, engineering, legal, financial and accounting personnel, engaged in identifying and evaluating acquisition opportunities and implementing the Company's acquisition program.

    The Company has established detailed pre-acquisition review procedures for acquisition candidates, including legal, financial, engineering, operational and environmental reviews. The environmental review includes, where appropriate, investigation of geologic, hydrogeologic and other site conditions, past and current operations (including types of waste deposited), design and construction records, permits, regulatory compliance history, regulatory agency records, and available soil sampling, groundwater and air monitoring results.

    The Company frequently structures its landfill acquisitions in a manner that makes the post-acquisition performance of the acquired business a significant factor in establishing the purchase price. Purchase price structures utilized by the Company include contingent payments that are based upon the achievement of specified development or permitting targets and/or royalties that are based upon future revenues or use and/or purchase price holdbacks pending verification of represented revenues. In addition, in establishing the purchase price for a landfill, the Company considers the extent to which capital expenditures may be required in order to comply with the Subtitle D Regulations or other regulations.

Acquisitions Completed in 1996

     During 1996, the Company completed 79 acquisitions, including 48 "tuck-in" acquisitions. (A tuck-in acquisition is one in which the Company acquires a collection company's vehicles and assumes the service rights and obligations relating to such company's customers, which are then integrated into one of the Company's existing collection operations). The table below provides a summary description of the operations acquired by the Company in 1996.

Type of Operation                       Number Acquired

Landfills                                   15(1)

Collection companies (excluding
tuck-in acquisitions)                       31(2)

Transfer stations                           28(3)

Collection tuck-in acquisitions             48



(1) These landfills are located in Arizona, California, Colorado, Kentucky, Massachusetts, Michigan, New Mexico, and North Dakota. These landfills include 10 which the Company operates on behalf of municipalities.
(2) These collection companies are located in Arizona, California, Colorado, Illinois, Kentucky, Maine, Massachusetts, Michigan, Minnesota, New Mexico, North Dakota, Rhode Island, and Wisconsin.
(3) These transfer stations are located in California, Colorado, Illinois, Kentucky, Maine, Massachusetts, Michigan, Minnesota, New Hampshire, North Dakota, and Rhode Island. These transfer stations include three which the Company operates on behalf of municipalities.

Letters of Intent

     As of March 25, 1997, the Company has entered into 25 non-binding letters of intent relating to possible acquisitions and is in discussions with a number of additional potential acquisition candidates. In addition, the Company has an option to purchase certain operations. These letters of intent and the option relate to the possible acquisition by the Company of 27 nonhazardous solid waste collection companies, one nonhazardous landfill operation and 11 transfer stations. Based upon information provided to the Company in connection with its preliminary investigation of these businesses, the Company estimates that the aggregate annualized revenues of these businesses is approximately $93 million. However, in view of the preliminary nature of this estimate, there can be no assurance that actual revenues will not differ. Furthermore, in view of the fact that these letters of intent are non-binding and that the Company has not completed its due diligence investigations with respect to these potential acquisitions, the Company cannot predict whether these letters of intent will lead to definitive agreements or whether the terms of any such definitive agreements will be the same as the terms contemplated by the letters of intent.

Operations

     The Company's waste management operations include the ownership and operation of nonhazardous solid waste landfills; waste collection services; waste reuse and reduction programs (such as composting and recycling); and related environmental services.

Landfills

     The Company currently operates 36 landfills permitted to receive nonhazardous solid waste. These include 22 landfill operations that the Company owns and 14 that it operates on behalf of municipalities. These landfills owned or operated by the Company are located in Arizona, California, Colorado, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, Nevada, New Mexico, North Dakota, Pennsylvania, and West Virginia.

     The permitted waste streams at each of the Company's landfills include both MSW and certain special waste (the type of special waste varying from landfill to landfill), with the exception of a landfill in Mississippi (where the permitted waste streams are exclusively asbestos and associated waste) and a landfill in Michigan (where the permitted waste streams are exclusively construction and demolition debris). The waste disposed of at the Company's landfills is provided by both its own collection operations and by third party collection operations. The Company's policy generally is to operate each of its landfills in a manner that will first serve the waste disposal needs of the local region in which the landfill is located and then the waste disposal needs of other areas.

     The landfills that the Company operates on behalf of municipalities are operated pursuant to contracts. Under the terms of these contracts, the Company is compensated for its services either by being paid a fee by the municipality or by having the right to retain a portion of the revenues of the landfill. In 1996, the operations of municipal landfills by the Company accounted for approximately 6% of the Company's total revenues.

     The 22 landfill operations that the Company owns and currently operates include approximately 5,458 total acres of land. Of such acres, approximately 1,802 acres are permitted (including approximately 1,188 acres that are unused). Such permitted acreage includes land on which disposal cells and supporting facilities have already been constructed (including acres that may have been filled or capped and are no longer accepting waste) and land on which such cells and improvements may be constructed based upon an approval issued by the state generally authorizing the development or siting of a landfill on the acreage. Although acreage is permitted, it may be necessary, depending on a state's particular regulatory requirements, for the Company to obtain additional authorizations prior to actually constructing and/or operating each new disposal cell. Permitted acreage does not reflect the volume (or "airspace") available for disposal, since such acreage includes filled or capped areas and since volume depends on vertical space as well as surface area.

     The Company monitors the available permitted in-place disposal capacity at each of its landfills on an ongoing basis and evaluates whether to seek to expand this capacity. In making this evaluation, the Company considers various factors, including the volume of waste projected to be disposed of at the landfill, the size of the unpermitted acreage available at the landfill, the likelihood that the Company will be successful in obtaining the necessary approvals and permits required for the expansion, and the costs that would be involved in developing the expanded capacity. See "Business-Environmental Regulations-Additional Information" for information concerning certain recent developments that will impact the issuance of certain new permits and approvals in Massachusetts.

     In addition to the landfills that it currently operates, the Company owns one landfill in Massachusetts (the Hudson landfill) that ceased accepting waste in mid 1995 because it had exhausted available capacity. The Company presently has a permit to construct additional capacity which is subject to resolution of certain zoning variances. There can be no assurance, however, that the Company will be successful in this regard.

Collection and Transfer Station Operations

     The Company provides solid waste collection services to over 850,000 residential, commercial and industrial customers and, in connection with providing these services, operates 67 transfer stations. These services are currently being provided in Arizona, California, Colorado, Illinois, Iowa, Kentucky, Maine, Massachusetts, Michigan, Minnesota, New Hampshire, New Mexico, New York, North Dakota, Pennsylvania, Rhode Island, Wisconsin, and Vermont.

     Residential collection services involve the curbside collection of waste by collection vehicles and the transportation of the waste to transfer stations, landfills and incinerators. Residential collection services are typically provided either on a subscription basis, where the individual household contracts directly with the service provider, or on a municipal contract basis, where a municipality contracts with a service provider to provide collection services to all residences within a specified area.

      As part of its services to industrial and commercial customers, the Company generally supplies these customers with containers that range in size from 2 to 40 cubic yards. In the case of commercial customers, the Company generally collects the containers on a set schedule. In the case of industrial customers, it may collect the containers either on a set schedule or upon request, depending upon the arrangement with the particular customer. Services to commercial and industrial customers are typically provided under contracts. In the case of commercial customers, the contract typically provides for a term ranging from 1 to 3 years. In the case of industrial customers, the contract may provide for temporary services (such as the removal of waste from a construction site) or ongoing services (such as the removal of sludge from a paper mill).

     The Company provides specialized asbestos collection, transportation and disposal services primarily to asbestos removal companies. These services are provided in the eastern part of the United States, primarily in Connecticut, Maryland, Massachusetts, New York, Pennsylvania, and Virginia. As part of these services, the Company supplies its customers with one or more enclosed trailers in which the customer loads sealed bags of asbestos-containing material. The Company then arranges for a common carrier to haul the trailer to one of the Company's disposal sites. All asbestos-containing material collected by the Company is currently being disposed of at the Company's landfills.

     A transfer station is a central waste collection point where collection vehicles can deposit waste collected from individual households or commercial or industrial customers. Waste received at a transfer station is transferred on a regular basis to larger vehicles that transport the waste to disposal sites. The Company uses its transfer stations in its own collection operations and permits others to use them for a fee.

Waste Reuse and Reduction Programs

     Waste reuse and reduction programs (such as recycling and composting) are becoming increasingly important as a result of heightened sensitivity to environmental concerns on the part of many communities, as well as new state, local or regional plans that are increasingly mandating these programs in response to public demand. The Company currently provides several different services in connection with these programs.

     Recycling. The Company provides recycling services for certain waste streams in conjunction with several of its collection operations. These services include the following: collection of recyclable waste at curbside on certain collection routes; transfer station operations where recyclable waste is separated from other waste and compacted and packaged for possible sale to third parties; and providing a variety of recycling services, including the segregated collection of paper, cardboard boxes and construction debris for resale to paper manufacturers and others.

     Sludge Composting. The Company owns and operates a waste water sludge composting plant located in Springfield, Massachusetts. This facility encompasses a totally "in vessel" sludge composting operation that was designed as an enclosed system in order to prevent emissions from escaping into the atmosphere. During 1992, the Company entered into a 20-year service agreement with the City of Springfield under which the Company treats sewage sludge generated at the Springfield Regional Wastewater Treatment Facility.

Other Services

     In May 1993, the Company completed the acquisition of Northern A-1 Sanitation Services, Inc. ("Northern A-1"). In addition to providing solid waste collection services, Northern A-1 provides certain other environmental services in the Northern Michigan area. These services include industrial waste and sludge removal and handling; industrial facility cleaning; underground storage tank removal; soil remediation; emergency spill clean-up; and related environmental services.

     Northern A-1 also provides limited hazardous waste transportation services for disposal at third party disposal facilities. Although the Company generally has not acquired, and in the future does not intend to acquire, hazardous waste businesses, the Company at present has determined to continue Northern A-1's limited hazardous waste transportation service in order to be able to continue to provide Northern A-1's customer base with the full range of services to which they are accustomed.

Competition

     The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. The Company competes with numerous local and regional companies and, in selected areas, with the large national waste management companies. Some of these companies have significantly larger operations and greater resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial advantages due to the availability to them of tax revenues and tax exempt financing. The Company competes primarily by charging competitive prices and offering quality service. Competitors may reduce the price of their services in an effort to expand market share or to win competitively bid municipal contracts.

Liability Insurance and Bonding

     The Company's insurance coverage for environmental liability is limited to (i) over-the-road environmental liability protection for the transportation of asbestos-containing material, (ii) contractors pollution liability insurance that relates to certain of the environmental services provided by the Company and (iii) certain other pollution liability insurance, which insurance is the equivalent of self insurance because under the terms thereof the Company is required to fully reimburse the insurance company for any claims paid. The Company does not carry additional insurance for environmental liability because the Company believes that the cost of such insurance is high relative to the coverage that it would provide. Due to the limited nature of the Company's insurance coverage for environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected. With the exception of insurance coverage for environmental liability, the Company carries a broad range of insurance for the protection of its assets and operations. However, the Company's blanket insurance policy, which covers workers compensation, automobile and general liability, is subject to a deductible of $250,000 per incident.

     From time to time the Company may be required to post a performance bond or a bank letter of credit in connection with municipal residential collection contracts and the operation or closure of landfills. If the Company were to be unable to obtain surety bonds or letters of credit in sufficient amounts or at reasonable rates, it might be precluded from entering into additional municipal collection contracts or obtaining or retaining landfill operating permits.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the Board of Directors and the executive officers of the Company:

Name                    Age                 Positions
Bradley S. Jacobs        40            Chairman, Chief Executive
                                       Officer and Director

Edward T. Sheehan        54            President & Chief Operating
                                       Officer

John N. Milne            38            Vice Chairman, Senior Vice
                                       President, Chief Acquisition
                                       Officer, Treasurer, Secretary,
                                       and Director

Michael J. Nolan         36            Chief Financial Officer

Richard A. Volonino      54            Executive Vice President

Robert P. Miner          47            Vice President, Acquisitions

G. Chris Andersen        57            Director

Lawrence J. Twill, Sr.   59            Director

Christian Weyer          72            Director

J. Bryan Williams, III   57            Director


     Bradley S. Jacobs, the founder of the Company, has been a senior executive officer and director of the Company since the Company's incorporation in July 1989 and has served as the Company's Chief Executive Officer during most of that period. He has also served as Chairman since January 1992. From 1984 to July 1989, Mr. Jacobs was the Chairman and Chief Operating Officer of Hamilton Resources (UK) Ltd., an international trading company. From 1979 to 1983, Mr. Jacobs was the Chief Executive Officer of Amerex Oil Associates, Inc., an oil brokerage firm.

     Edward T. Sheehan has been a senior executive officer of the Company since October 1992 and currently serves as President and Chief Operating Officer of the Company. From September 1990 to April 1992, Mr. Sheehan was Senior Vice President and Chief Financial Officer of Clean Harbors Corporation, a publicly-held company engaged in the hazardous waste treatment business. From 1966 until 1990, Mr. Sheehan held several positions with the General Electric Company. His duties included operating responsibility for affiliates in Saudi Arabia, Spain, South Africa, and Portugal, from 1983 to 1985. In addition, he was Manager-Finance for GE Industry Sales and Services from 1987 to 1990 and Manager-Finance for Factory Automation Products Division from 1986 to 1987. From 1985 to 1986, Mr. Sheehan served as International Treasurer for the General Electric Company. Mr. Sheehan has a bachelor's degree from Siena College.

     John N. Milne has been a senior executive officer of the Company since March 1990 and a director of the Company since September 1991. He currently serves as the Vice Chairman, Senior Vice President, Chief Acquisition Officer, Treasurer and Secretary of the Company. Since joining the Company, he has had primary responsibility for implementing the Company's acquisition program. Mr. Milne has a master's degree in business administration and a juris doctorate degree from the University of Western Ontario. Mr. Milne also has a bachelor's degree in engineering from the University of Waterloo in Ontario.

     Michael J. Nolan has been Chief Financial Officer since February 1994. From October 1992 to February 1994 he was Vice President, Finance and from November 1991 to October 1992 he was Vice President, Financial Analysis and Reporting. From 1985 until November 1991, Mr. Nolan was with the accounting firm of Ernst & Young. While at Ernst & Young, Mr. Nolan served in various positions, including senior audit manager. Mr. Nolan is a Certified Public Accountant and received a bachelor's degree in accounting from the University of Hartford.

     Richard A. Volonino has been a senior executive officer of the Company since November 1991 and currently serves as Executive Vice President. From May 1988 to October 1991, Mr. Volonino held various positions with Chambers Development Company, Inc., including Vice President, Operations from January 1990 to September 1991 and Director of Landfills from September 1988 to January 1990. From 1986 to December 1987, Mr. Volonino was a District Manager with Laidlaw, Inc. Mr. Volonino has been employed in the waste management business since 1964. Mr. Volonino has a bachelor's degree in business from the University of Bridgeport and an associate's degree in electrical and mechanical engineering from New York City Community College.

     Robert P. Miner has been a senior executive officer of the Company since November 1994 and currently serves as Vice President, Acquisitions. From November 1988 to October 1994, he was a research analyst covering the pollution control industry for PaineWebber Incorporated and from January 1987 to October 1988, he was a research analyst covering this industry for Needham & Co. Prior to this, Mr. Miner held various managerial positions in marketing, project management and process engineering for General Electric Environmental Services, Inc., Stauffer Chemical Company, and OHM Corporation. Mr. Miner has a bachelor's degree in chemical engineering from Clarkson University and a master's degree in management from Pace University.

     G. Chris Andersen has been a director of the Company since June 1995. Mr. Andersen is a principal of Andersen, Weinroth & Co. a merchant banking firm founded in 1996. From 1990 through 1995, he was Vice Chairman of PaineWebber Incorporated. For 20 years prior to 1990, Mr. Andersen held senior executive positions at various investment banking firms. Mr. Andersen received a master's degree in business administration from Northwestern University. Mr. Andersen is also a director of Terex corporation, a publicly traded company that manufactures construction equipment and truck trailers, Sunshine Mining Company, a publicly traded company engaged in mining, and Headway Corporate Resources, Inc., a publicly traded company providing staffing services.

     Lawrence J. Twill, Sr. has been a director of the Company since November 1991. Mr. Twill is, and has been since March 1991, the President of Ashwood Capital, a private merchant bank. From February 1990 to February 1991, he was a Managing Director of Peers & Co., then a subsidiary of Kemper Securities, Inc., and from June 1988 to February 1990, he served as Executive Vice President, Investment Banking and a member of the Executive Committee of Bateman Eichler, Hill Richards, a subsidiary of Kemper Securities, Inc. Prior to June 1988, Mr. Twill was the Chairman and Chief Executive Officer of Woolcott & Company, an investment banking firm. Prior to this he was the President and Chief Executive Officer of New York Air, Inc. He is also a member of the Board of Directors of H. M. G. Worldwide, Inc., a publicly-traded company engaged in the marketing of in-store point-of-sale systems and displays. Mr. Twill has a bachelor's degree in economics from Seton Hall University.

     Christian Weyer has been a director of the Company since June 1992. Mr. Weyer has been in the international banking business for over 31 years and since 1985 to present, Mr. Weyer has been President of Enerfin S.A., an international trade and financial advisory firm. From May 1988 to December 1992, Mr. Weyer was a member of senior management at Banque Indosuez in Geneva, Switzerland, with responsibility for matters relating to commercial banking, and from 1971 to 1985 held various senior management positions at Banque Paribas and its affiliates (including President of Banque Paribas (Suisse) in Geneva during
1984). Prior to 1971, Mr. Weyer held senior management positions with Chase Manhattan Bank in Paris, France, and in Geneva, Switzerland. Mr. Weyer is also a director of Cartier - Monde, the holding company for the worldwide Cartier Group of companies, and has held such position for over 18 years.

     J. Bryan Williams, III has been a director of the Company since November 1991. Mr. Williams has been a senior executive of Mobil Oil Corporation since 1973 and is presently the General Manager of Strategic Business Development and Government Affairs. His responsibilities include the negotiation and administration of Mobil's worldwide crude oil purchase and sales contracts as well as the development of strategic international business ventures for crude oil and refined products. Prior to joining Mobil Oil Corporation, Mr. Williams was an attorney with the law firm of Shearman & Sterling. Mr. Williams has a bachelor's degree in international studies from the University of North Carolina and a juris doctorate degree from New York University School of Law.

Employees

      At February 15, 1997, the Company employed approximately 3,100 employees, over 300 of whom were managers or professionals, approximately 2,400 of whom were hourly paid employees involved in collection, transfer and disposal operations and approximately 400 of whom were sales, clerical, data processing or other administrative employees. Two collective bargaining agreements relating to three separate locations cover 103 employees of the Company. The Company is unable to predict what impact, if any, there would be on its business and operations in the event that in the future a significant number of additional employees were to elect to be unionized. The Company believes that its relations with its employees are good.

Environmental Regulations

     The Company is subject to extensive and evolving environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations are administered by the United States Environmental Protection Agency (the "EPA") and various other federal, state and local environmental, transportation, health and safety agencies. The Company believes that there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste management, collection and disposal industry. In light of these developments, the Company attempts to anticipate future regulatory requirements that might be imposed and plans accordingly to remain in compliance with the regulatory framework.

     In order to develop and operate a landfill, a composting facility or transfer station, or other solid waste management facility, the Company typically must go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. These permits and zoning or land use approvals are difficult and time consuming to obtain and are frequently opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

     The Company's operation of solid waste management facilities subject it to certain operational, monitoring, site maintenance, closure and post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with the Company's acquisition of existing landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations. During the ordinary course of its operations, the Company has from time to time received citations or notices from such authorities that its operations are not in compliance with certain applicable environmental laws and regulations. Upon receipt of such citations or notices, the Company generally works with the authorities in an attempt to resolve the issues raised by such citations or notices. Failure to correct the problems to the satisfaction of the authorities could lead to fines, curtailed operations, remedial obligations or closure of a landfill.

     In order to transport solid waste, it is generally necessary for the Company to possess one or more permits and approvals from state or local agencies. These permits must also be periodically renewed and are subject to modification and revocation by the issuing agency. In addition, the Company's waste transportation operations are subject to evolving and expanding laws and regulations that impose operational, monitoring, training and safety requirements.

     The principal federal, state and local statutes and regulations applicable to the Company's operations are as follows:

     The Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to insure the safe disposal of solid waste.
RCRA divides solid waste into two groups, hazardous and nonhazardous. Wastes are generally classified as hazardous wastes if they (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics and (ii) are not specifically designated as nonhazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as nonhazardous. Among the wastes that are specifically designated as nonhazardous waste are household waste and special waste. These wastes, which will be accepted at the Company's landfills, may contain substances that may be as toxic or prone to cause contamination as some wastes classified and regulated as hazardous.

     In October 1991, the EPA adopted new regulations pursuant to Subtitle D of RCRA (the "Subtitle D Regulations"). These new regulations became generally effective in October 1993 (except for new financial assurance requirements which are scheduled to become effective April 9, 1997) and include location restrictions, siting criteria, facility design standards, operating criteria, closure and extended post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, these new regulations require that new landfill units meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater wells must also be installed at virtually all landfills to monitor groundwater quality. The regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that will protect human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D criteria. Many states have already adopted regulations or programs as stringent as or more stringent than the Subtitle D Regulations, which were first proposed in August 1988. All states in which the Company operates landfills have adopted the required programs, have submitted them to the EPA for approval and have received full or partial EPA approval for their programs (except for Iowa which was notified that its proposed program was incomplete and must be resubmitted). The EPA has notified Iowa that its proposed program was incomplete and must be resubmitted.

     The Federal Water Pollution Control Act (the "Clean Water Act"). The Clean Water Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. If runoff or collected leachate from the Company's landfills is discharged into a water of the United States, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. These regulations required that applications for stormwater discharge permits be submitted by October 1992. The Company is working with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. The Company has secured or has applied for the required discharge permits under the Clean Water Act or comparable state-delegated programs. In those instances where the Company's applications for discharge permits are pending and a final discharge permit has not been issued, the Company believes that it is substantially in compliance with applicable substantive standards set by the respective states in administering the Clean Water Act. To ensure compliance with the Clean Water Act pretreatment and discharge requirements, the Company has either installed wastewater treatment systems at its facilities to treat its effluent to acceptable levels before discharge or has arranged (or is arranging) to discharge its effluent to municipal wastewater treatment facilities.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund" or "CERCLA"). CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of many hundreds of "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorized the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if the hazardous substances that were released and caused the need for cleanup at one of the Company's facilities were generated by or transported to the facility by a municipality.

     Continued funding for implementation of RCRA, the Clean Water Act and CERCLA is scheduled for reauthorization action in Congress in 1997. Depending upon whether and how Congress acts, it is possible that each of these laws may be changed in ways that may significantly affect the Company's business. The Company is closely monitoring the Congressional activities in those areas that may impact its business.

     The Clean Air Act. The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has recently promulgated new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. The EPA has also issued regulations controlling the emissions of particular regulated air pollutants from existing municipal solid waste landfills. Landfills located in areas designated as having air pollution problems may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials.

     Each of the federal statutes described above contains provisions authorizing, under certain circumstances, the bringing of lawsuits by private citizens to enforce the provisions of the statutes.

     The Hazardous Materials Transportation Act. The transportation of hazardous waste is regulated both by the EPA pursuant to RCRA and by the federal Department of Transportation ("DOT") pursuant to the Hazardous Materials Transportation Act ("HMTA"). These regulations are applicable to the limited hazardous waste transportation services offered by one of the Company's subsidiaries. See "Business -- Operations -- Other Services." Pursuant to the HMTA, the DOT has enacted regulations governing the transport of hazardous waste. These regulations govern, among other things, packaging of the hazardous waste during transport, labeling and marking requirements, and reporting of and response to spills of hazardous waste during transport. In addition, under both the HMTA and RCRA, transporters of hazardous waste must comply with manifest and record keeping requirements, which are designed to ensure that a shipment of hazardous waste is properly identified and can be tracked from its point of generation to point of disposal at a permitted hazardous waste treatment, storage or disposal facility.

     The Occupation Safety and Health Act of 1970 ("OSHA"). OSHA establishes employer responsibilities for worker health and safety and authorizes the promulgation by the Occupational Safety and Health Administration of occupation health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosure and to implement certain health and safety training programs.
Various of those promulgated standards may apply to the Company's operations, including those standards concerning notices or hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs. The Company's employees are trained to respond appropriately in the event there is an accidental spill or release of packaged asbestos-containing materials or other regulated substances during transportation or landfill disposal.

     State and Local Regulation. Each state in which the Company now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid and hazardous waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. In addition, many states have adopted "Superfund" statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting Company operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put out for bid the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

     Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although, such legislation has not yet been passed by Congress, if this or similar legislation is enacted, states in which the Company operates landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state.

     In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the United States Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions through legislation or contractually and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned federal legislation that has from time to time been proposed could allow states and localities to impose certain flow control restrictions. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may adversely affect the Company's ability to operate its landfills at their capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company results of operations could be adversely affected.

     The permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may (i) limit a landfill to accepting waste that originates from a specified geographic area and/or (ii) specify the quantity of waste that may be accepted at the landfill during a given time period and/or (iii) specify the types of waste that may be accepted at the landfill.


Additional Information. There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the Company's ability to operate its facilities at their full capacity.

     In the past, operations conducted on a portion of the property owned by the Company at its Northern A-1 facility involved the storage of brine. It is possible, although no direct evidence exists, that such operations could have contributed to existing regional brine contamination of the shallow groundwater, which is the basis for the 1985 inclusion of the regional area on the state's list of areas which require further investigation and possible remedial activities. The Company is not aware of any pending regulatory actions concerning this contamination, or whether it has any potential liability therefor.

     The Company believes that an area of its Kelly Run landfill in Pennsylvania which is no longer used for disposal may be the source of contamination in the groundwater underlying the landfill. To address this contamination, a groundwater evaluation and abatement plan designed to control and remediate the contamination from that area has been implemented and has been approved by the State Regulatory Agency. Although this plan and additional requirements concerning the Kelly Run landfill have been incorporated into a March 1996 Consent Decree (which has received court approval) between the Company and the State Regulatory Agency, there can be no assurance that the Company will be able to successfully implement such Consent Decree or that additional requirements relating to this matter will not be imposed in the future. The Company recently received from the State Regulatory Agency in Pennsylvania a permit for development of an approximately 48 acre expansion area at its Kelly Run landfill.
The Company intends to use this area to replace the existing capacity which will be exhausted in mid-1997. The issuance of this permit was recently appealed by certain parties on the grounds that the criteria for the permit issuance was not satisfied. The Company will vigorously contest this appeal, although there can be no assurance on the final outcome.

     The Massachusetts Department of Environmental Protection (the "MDEP") imposed a moratorium in late 1995 on the review of applications for landfill construction and expansion and has proposed new, more stringent criteria to govern such permit issuances after the moratorium is lifted. The MDEP has indicated that the moratorium may be lifted in 1998, although there can be no assurance of this. The Company is engaged in discussions with the MDEP regarding the moratorium, which if continued to be applied would delay regulatory review of the Company's permit applications for new cell construction required at its Barre and Holyoke landfills to replace the existing cells which might otherwise be exhausted in 1998. There can be no assurance that the Company will be successful in obtaining and maintaining in effect the permits and approvals required for the successful operation and growth of its business, including permits and approvals required for the development of additional disposal capacity needed to replace existing capacity that is exhausted. The failure by the Company to obtain or maintain in effect a permit or agreement significant to its business could adversely affect the Company's business and financial condition. See "Business-Factors that May Influence Future Results and Accuracy of Forward-Looking Statements."

Factors that May Influence Future Results and Accuracy of
Forward-Looking Statements

     The Company, in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain forward-looking information.
However, actual results may differ materially from the Company's expectations, statements or projections. Factors that could cause actual results to differ from the Company's expectations, statements or projections include the risks and uncertainties relating to the Company's business described below.

     Economic Conditions: The Company's business is affected by general economic conditions. There can be no assurance that an economic downturn will not result in a reduction in the volume of waste being disposed of at the Company's operations and/or the price that the Company can charge for its services.

     Weather Conditions: Protracted periods of inclement weather may adversely affect the Company's operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated
by the Company's customers.   In addition, particularly harsh
weather conditions may result in the temporary suspension of certain of the Company's operations.

     Competition: The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. The Company competes with numerous waste management companies, a number of which have significantly larger operations and greater resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection and disposal operations. The counties and municipalities may have financial advantages due to the availability of tax revenues and tax exempt financings. In addition, competitors may reduce the price of their services in an effort to expand market share or to win competitively bid municipal contracts.

     Ongoing Capital Requirements: To the extent that cash on hand, internally generated cash and cash available under the Company's existing revolving credit facility are not sufficient to provide the cash required for future operations, capital expenditures, acquisitions, debt repayment obligations and/or financial assurance obligations, the Company will require additional equity and/or debt financing in order to provide such cash. There can be no assurance, however, that such financing will be available or, if available, will be available on terms satisfactory to the Company. The Company intends to pay for future acquisitions using cash, capital stock, assumption of indebtedness and/or notes, although there can be no assurance that the owners of the businesses that the Company may wish to acquire will be willing to accept non-cash consideration in whole or in part.

     Dependence on Senior Management: The Company is highly dependent upon its senior management team. The loss of the services of any member of senior management may have a material adverse effect on the Company. The Company does not maintain "key man" life insurance with respect to members of senior management.

     Environmental and Land Use Matters: The Company is subject to extensive and evolving environmental and land use laws and regulations, which have become increasingly stringent as a result of greater public interest in protecting the environment. These laws and regulations affect the Company's business in many ways, including those set forth below. See "Business Environmental Regulations" for further information concerning the matters set forth below.

     In connection with most of its operations, the Company is required to obtain and/or maintain in effect various permits and other governmental approvals, including approvals relating to zoning, land use and environmental matters. In addition, the Company may be required to obtain similar permits and approvals in order to expand its existing operations. These permits and approvals are difficult, time consuming and costly to obtain and maintain in effect and are frequently subject to community opposition, opposition by various local elected officials or citizens and other uncertainties. In addition, once obtained, these permits and approvals may be subject to modification, renewal or revocation by the issuing agency. Moreover, from time to time, regulatory agencies may delay the review or grant of these required permits or approvals or may modify the procedures or increase the stringency of the standards applicable to its review or grant of such permits or approvals. There can be no assurance that the Company will be successful in obtaining and maintaining in effect the permits and approvals required for the successful operation and growth of its business (including permits and approvals required to develop timely additional disposal capacity to replace capacity that is exhausted). The failure by the Company to obtain or maintain in effect a permit significant to its business could adversely affect the Company's business and financial condition.

     The Company's operations are subject to and substantially affected by extensive federal, state and local laws and regulations, which govern environmental, permitting, zoning, land
use, health, safety and other matters.   Compliance with these
laws and regulations require significant expenditures, and future changes in these laws and regulations may materially increase the amount of such required expenditures. In addition, such laws and regulations may impose restrictions on operations that could adversely affect the Company, such as limitations on the expansion of disposal facilities or limitations on, or the banning of, waste from out-of-state or locality or certain categories of wastes.

     There may be various adverse consequences to the Company in the event that the Company fails to comply with applicable laws, regulations or permits, in the event that a facility owned or operated by the Company causes environmental damage or in the event that waste transported by the Company causes environmental damage at another site. Under certain circumstance, the Company, as a successor owner, may also be responsible for any such failure by a predecessor owner and/or for damage caused by a predecessor owner. These adverse consequences may include substantial monetary penalties; the need to undertake investigatory or remedial activities; the need to curtail or terminate the operations involved or affected; the revocation or denial of permits or other approvals; the imposition of liability on the Company in respect of any environmental damage at its landfill sites or caused by its landfills or other facilities or environmental damage at other sites associated with waste transported by the Company; and criminal liability for the
Company or its employees.   Any of the foregoing could adversely
affect the Company's business and financial condition.

     Limits on Insurance Coverage:  As described under
"Business-Liability Insurance and Bonding," the Company's insurance for environmental liability is very limited because the Company believes that the cost for such insurance is high relative to the coverage it would provide. Due to the limited nature of the Company's insurance coverage for environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

     Alternatives to Landfill Disposal: Alternatives to landfill disposal, such as recycling and composting, are increasingly being used. In addition, in certain of the Company's markets incineration is an alternative to landfill disposal. There also has been an increasing trend at the state and local levels to mandate recycling and waste reduction at the source and to prohibit the disposal of certain type of wastes, such as yard wastes, at landfills. These developments may result in the volume of waste going to landfills being reduced in certain areas, which may affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services.

     Commodity Risk Upon Resale of Recyclables: A portion of the Company's revenues from waste reuse and reduction programs is derived from the sale of recyclable waste products. The resale prices of, and demand for, recyclable waste products can vary significantly and are subject to changing market conditions. Accordingly, the Company's revenues from such sales may materially vary from period to period.

     Capitalized Expenditures: In accordance with generally accepted accounting principles, the Company capitalizes certain expenditures and advances relating to its acquisitions, pending acquisitions and landfill development and expansion projects. Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates will be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated, and any landfill development or expansion project that is not successfully completed. There can be no assurance that the Company in future periods will not be required to incur a charge against earnings in accordance with such policy, which charge, depending upon the magnitude thereof, could adversely affect the Company's results of operations.

     Risks Associated with Acquisitions: In connection with any acquisition made by the Company, there may be liabilities that the Company fails or is unable to discover, including liabilities arising from environmental contamination or non-compliance by prior owners with environmental laws or regulatory requirements, and for which the Company, as a successor owner, may be responsible.

     As the Company completes acquisitions in a region, it seeks to achieve synergies and efficiencies through the integration of newly acquired and existing operations in the region. There can be no assurance, however, that the Company will be successful in this regard or that such efforts may not in certain circumstances adversely affect its existing operations.

     Availability of Acquisition Targets: The Company's ongoing acquisition program is a key element of its strategy for expanding as an integrated provider of nonhazardous solid waste management services. Consequently, the future growth of the Company depends in large part upon the successful continuation of this program. The Company, however, in some cases may encounter substantial competition in its efforts to acquire landfills and collection operations and there can be no assurance that the Company will succeed in locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate.

     Financial Assurance Obligation: The Company is usually required to post a performance bond or a bank letter of credit or to provide other forms of financial assurance in connection with municipal residential collection contracts and the operation, closure and post-closure of landfills. If the Company were unable to obtain surety bonds or letter of credit in sufficient amounts or at reasonable rates, or to provide other required forms of financial assurance, it might be precluded from entering into additional municipal collection contracts or obtaining or retaining required landfill permits and approvals.

Item 2.  Properties

     The principal fixed assets used by the Company in connection with its landfill operations are its landfills which are described under Item 1 - "Business - Operations - Landfills."
The landfill operations currently owned by the Company are situated on sites owned by the Company, with four exceptions.
The Company's landfill site in Fitchburg, Massachusetts is partially leased (approximately 35 acres) under a lease scheduled to expire in 2017; its landfill site in Granby, Massachusetts is partially leased (approximately 41 acres) under a lease schedule to expire in 2002; its landfill site in Chicopee, Massachusetts is partially leased (approximately 101 acres) under a lease scheduled to expire in 2013; and its landfill site in Manistee, Michigan is partially leased (approximately 40 acres) under an open ended lease.

     The principal fixed assets used by the Company in its collection operations and waste reuse and reduction programs are approximately 670 acres of land used for composting and for transfer stations and other facilities related to collection operations (of which approximately 563 acres are owned and 107 acres are leased); and approximately 240 heavy equipment and machinery units, 561,000 collection containers and approximately 2,700 trucks and trailers (some of which are owned and some of which are leased).

     The Company's corporate headquarters are located in Greenwich, Connecticut, where it leases approximately 15,300 square feet of space.

Item 3.  Legal Proceedings

     On January 9, 1996, the Junker Landfill Trust sued the Company, Junker Sanitation Services, Inc., and United Waste Transfer, Inc., both of which are subsidiaries of the Company, and approximately 800 other parties in the United States District Court for the Western District of Wisconsin, Case No. 96C-19S, for contribution under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as well as state common law, with respect to the Junker Landfill site in Hudson, Wisconsin. By order entered July 19, 1996, the court approved a consent decree which was signed by the Company and others with respect to this site. The Company's obligations under the consent decree are secured by, and limited to, certain indemnification rights which the Company has against the former owner of Junker Sanitation Services, Inc. A Settlement Agreement has been reached with the Plaintiff which involves no payment obligation on the part of Junker Sanitation Services, Inc., United Waste Systems, Inc., or United Waste Transfer, Inc. The settlement will become complete when the Court approves a second consent decree, which approval is expected at a hearing scheduled for April 29, 1997.

     On May 26, 1995, the Company sued Robert Foley and Matthew Parzych in the United States District Court for the District of Connecticut, Case No. 3:95-CV-985. The defendants sold stock in certain Massachusetts corporations to the Company under an agreement dated April 1, 1992 (the "1992 agreement"). In the suit the Company seeks approximately $1,115,000 in cash and securities from an escrow account and additional amounts from defendants by reason of indemnity provisions contained in the 1992 agreement and confirmed in an agreement dated January 28, 1994 (the "1994 agreement"). The defendants have counterclaimed against the Company and its chief executive officer, seeking to invalidate the 1994 agreement primarily for alleged lack of consideration and economic duress, and to receive alleged damages and costs. The counterclaims for damages are primarily for alleged misrepresentations by the Company in connection with the 1992 agreement, and were asserted by defendants notwithstanding provisions in the 1994 agreement which generally released the Company from all claims. The Company intends to vigorously pursue its claims in this action and to seek dismissal of the counterclaims.

     In June 1996, Dale Lynch, Dennis Lynch and D.L. Lynch sued the Company, its chief executive officer and a subsidiary of the Company in the Circuit Court of Whitley County, Kentucky (Index No. 96 CI 00355). The subsidiary purchased the Tri-County landfill from the plaintiffs in 1991. The suit primarily seeks compensatory and punitive damages for alleged breach of contract and for allegedly fraudulent representations in connection with this purchase. The Company has filed a Counterclaim for breach of warranties and fraud. The Company has also sought indemnification for breach of warranties. In January 1997, the plaintiffs filed an Amended Complaint which seeks relief similar to that of their original Complaint. The Company intends to file a Motion to Dismiss seven of the eight counts in the Complaint, including the fraud count. The Company has served discovery requests and deposition notices on plaintiffs and intends to vigorously defend against plaintiffs' claims and prosecute its Counterclaim. In the opinion of management, this suit should not materially affect the financial position of the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters

Market for Common Stock and Dividends

     The Common Stock of the Company trades on the Nasdaq
National Market tier of the Nasdaq Stock Market under the symbol
UWST. The table below sets forth the high and low reported sales prices of the Common Stock on the Nasdaq Stock Market for the periods indicated.

                                      High                   Low

Quarter ended December 31, 1996     $38 3/4                 $28 3/4

Quarter ended September 30, 1996     35 1/2                  23 3/4

Quarter ended June 30, 1996          32 1/4                  24 1/4

Quarter ended March 31, 1996         25 3/4                  17 7/8

Quarter ended December 31, 1995      21 5/8                  18

Quarter ended September 30, 1995     21 7/8                  17 1/4

Quarter ended June 30, 1995          18                      13 5/8

Quarter ended March 31, 1995         15                      11 1/2

     No cash dividends have been paid to date by the Company on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company currently has no plans to pay dividends on its Common Stock. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. Under the terms of the Company's revolving credit facility, the Company at present is prohibited from paying cash dividends on its Common Stock. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements of the Company included elsewhere herein.

     On March 12, 1997, there were approximately 150 holders of record of the Company's Common Stock. The Company estimates that the number of beneficial holders of its Common Stock is in excess of 6,600.

Sale of Unregistered Securities

     Set forth below is certain information concerning sales by the Company of unregistered securities during 1996. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by
Section 4(2) thereof for transactions not involving a public offering.

                                           Shares
Month                                      Issued
January                                     28,298
June                                       730,765
September                                  579,857
December                                   260,076
  Total                                  1,598,996

     The above issued shares of the Company's Common Stock were issued to acquire two landfills, four landfill operating contracts, four transfer stations and eight collection companies and certain related assets.

Item 6.  Selected Financial Data

     The table below presents selected financial data for the
Company.   This data should be read in conjunction with the
Company's Consolidated Financial Statements and Notes thereto and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

     During the periods presented below, the Company completed certain acquisitions that were accounted for as poolings-of-interests and certain that were accounted for as purchases. The selected financial data presented below has been restated for all periods presented to include the accounts of the businesses acquired in transactions accounted for as poolings-of-interests (excluding certain of such transactions that were not material) as if the Company and these businesses had always been in the same operating group. The accounts of businesses acquired in transactions accounted for as purchases are included from their respective purchase dates. In view of the fact that the Company's operating results for the periods presented below were impacted by acquisitions that were accounted for as purchases, the Company believes that its results of operations are not directly comparable. See Note 3 of Notes to Consolidated
Financial Statements of the Company included elsewhere herein.

     All share and per share data in this Item 6 has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that became effective in June 1996.

                                UNITED WASTE SYSTEMS, INC.
                 Consolidated Five-year Summary of Selected Financial Data
                           (In thousands, except per share data)
                                         Year ended December 31,

                                 1996         1995         1994         1993      1992
                                                                               (unaudited)(4)
Income Statement Data:
Revenues                    $   335,743     $  228,377     $ 146,043  $ 109,006  $  56,771

Cost of operations              206,786        140,814        88,612     68,200     37,077

Selling, general and
  administrative expense         53,107         34,841        22,527     20,440     14,276

Income from operations           75,850         52,722        34,904     20,366      5,418

Interest expense                 14,950         10,061         6,424      4,705      3,028

Other expense(income), net          251           (948)          (474)     (825)      (796)

Income before
  provision for pro forma
  income taxes (1)               60,649         43,609         28,954     16,486     3,186

Provision for pro forma
  income taxes (1)               25,619         16,779         10,009      4,921     2,068

Pro forma net
  income                         35,030         26,830         18,945     11,565     1,118

Net deductions from
  pro forma income
  available to common
  stockholders (2)                  --             373          1,275      1,655     2,529

                                        UNITED WASTE SYSTEMS, INC.
                    Consolidated Five-year Summary of Selected Financial Data - Cont'd
                                   (In thousands, except per share data)
                                 Year ended December 31,

                               1996        1995        1994        1993         1992
                                                                            (unaudited)(4)
Pro forma income (loss)
  available to common
  stockholders              $  35,030   $ 26,457    $  17,670     $  9,910      $  (1,411)

Pro forma primary earnings
  (loss) per common and
  common equivalent
  share (3)                 $     .88   $   .77     $     .68     $    .49      $    (.14)

Pro forma fully diluted
  earnings (loss)per
  common and common
  equivalent
  share (3)                 $     .87   $   .77     $     .65     $     .48     $    (.14)

Cash dividends on common
  stock                            --        --            --            --           --

                                        UNITED WASTE SYSTEMS, INC.
                    Consolidated Five-year Summary of Selected Financial Data - Cont'd
                                   (In thousands, except per share data)
                                                           December 31,

                                 1996            1995          1994            1993          1992
                                                                          (unaudited)(4)     (unaudited)(4)
Balance Sheet Data:
Cash and cash equivalents   $       2,568  $       6,722  $       2,600  $       1,777  $   12,767
Working capital
  (deficiency)                     11,821         (3,975)        (8,070)        (8,240)       (919)
Total assets                      801,042        540,568        254,855        188,978     130,967
Long-term debt, less
  current portion                 302,704        156,194         50,936         41,122      17,874
Obligations under capital
  leases, long-term                   373          4,688          1,732          2,848       2,131
Nonrecourse revenue bonds,
  less current portion              8,900          9,400          9,700         10,000      10,000
Accrued landfill costs,
  less current portion             44,879            27,664      15,889         11,123       9,678
Redeemable preferred stock             --             --             --             --         192

                                       (Footnotes on following page)
(1) Certain of the companies that the Company acquired in transactions accounted for as pooling-of-interests were Subchapter S Corporations or partnerships prior to being acquired. See Notes 3 and 8 of Notes to Consolidated Financial Statements of the Company included elsewhere herein. In general, the income or loss of a Subchapter S Corporation or partnership is passed through to its owners rather than being subjected to taxes at the entity level.
       Pro forma net income or loss reflects a provision for income taxes on a pro forma basis for all periods presented as if all such companies were liable for federal and state income taxes as taxable corporate entities for all periods presented.
(2) Reflects deductions for dividends on and accretions of preferred stock and certain interest expense adjustments related to use of the treasury stock method of calculating earnings per share.
(3) Pro forma primary earnings (loss) per common and common equivalent share for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are computed based upon weighted average equivalent shares outstanding of 39,943,715, 34,693,501, 26,076,421, 20,108,379, and 10,255,681,
       respectively. Pro forma fully diluted earnings (loss) per common and common equivalent share for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 are based upon weighted average equivalent shares outstanding of 42,913,825, 34,898,801, 29,153,689, 20,840,881, and,
       10,255,681, respectively.
(4) The Company's financial statements were restated to reflect the June 28, 1996 merger with the Salinas Companies, which was accounted for as a pooling-of-interests. See Note 3 of Notes to Consolidated Financial Statements of the Company included elsewhere herein. The income statements of the Salinas Companies included in such financial statements were not audited for years prior to 1993 and the balance sheets of the Salinas Companies included in such statements were not audited for years prior to December 31, 1994.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

  The following discussion reviews the Company's operations for the three years ended December 31, 1996 and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company included elsewhere herein.

  The following discussion includes statements that are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the Company anticipates," "the Company believes," "the Company estimates" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under Item 1 -" Business - Factors that May Influence Future Results and Accuracy of Forward-Looking Statements."

Introduction

  The Company was formed in July 1989 to acquire and operate businesses in the nonhazardous solid waste services industry. Since its formation, the Company has completed over 170 acquisitions, including 90 completed during 1996 and through March 25, 1997. The focus of the Company's acquisition program at present is to capitalize on opportunities around its existing operating regions that will create synergies and efficiencies, as well as to selectively enter several new regions annually. The Company may also selectively consider acquisition or consolidation opportunities involving other public companies or large privately-held companies.

  The acquisitions completed by the Company during the periods discussed below include seven that were accounted for as a pooling-of-interests. (For information concerning such acquisitions and the restatement of the Company's financial statements in connection with certain such acquisitions, see Note 3 of Notes to Consolidated Financial Statements of the Company included elsewhere herein). The other acquisitions completed during such periods were accounted for as purchases. The results of the businesses acquired in acquisitions accounted for as purchases are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for the periods presented below were impacted by acquisitions, the Company believes that the results of its operations for such periods are not directly comparable.

General

  The Company's revenues have been primarily attributable to
(i) collection revenues and (ii) fees (commonly referred to as "tipping fees") charged to dispose of waste at the Company's landfills. The table below shows for the periods indicated the percentage of the Company's total revenues attributable to various sources.


                                          Year ended December 31
                                1996           1995               1994
Landfill operations(1)            30%            31%                33%
Collection operations(2)          65             61                 58
Waste reuse and reduction
  programs(3)                      2              5                  4
Other services                     3              3                  5
Total                           100%            100%               100%


_________________

(1) Revenues from landfill operations primarily represent fees charged to dispose of waste at the Company's landfills (including fees charged to the Company's collection operations) and fees collected under landfill operating contracts.
(2) Excludes the portion of collection revenues attributable to disposal charges for solid waste collected by the Company and disposed of at the Company's landfills.
(3) See Item 1 - "Business - Operations - Waste Reuse and Reduction Programs" for a description of the Company's waste reuse and reduction programs.

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

     Landfill cost of operations includes primarily direct and indirect labor, the legal and administrative cost of ongoing environmental compliance, certain landfill taxes, franchise fees or host community fees, rental payments under leases with respect to landfill sites that are not owned, landfill site maintenance, depreciation and amortization expense, and accruals for closure and post-closure expenses anticipated to be incurred in the future. Certain direct landfill development costs, such as engineering, upgrading, construction and permitting costs paid to outside parties in respect of permits acquired or in the process of being acquired, are capitalized and amortized based on consumed airspace. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company believes that the costs associated with the engineering, ownership and operation of landfills will increase in the future as a result of increasing federal, state and local regulation and a growing community awareness of the landfill permitting process.

     Collection cost of operations includes primarily direct and indirect labor, insurance, fuel, equipment maintenance costs, tipping fees paid to third party landfills and, with respect to the Company's asbestos collection operations, transportation costs.

     Selling, general and administrative expense ("SG&A") includes primarily management salaries, clerical and administrative overhead, costs associated with the Company's commercial and industrial sales force and community relations expenses. SG&A also includes expenses associated with completing acquisitions that are accounted for as pooling-of-interests, since such expenses are not capitalized.

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

       The Company estimates landfill closure and post-closure reserves based on an analysis of the requirements of the Subtitle D Regulations and state laws and regulations. Since the annual charge for each landfill is determined based upon the total estimated unaccrued landfill closure and post-closure costs and the estimated portion of remaining airspace filled during the year, the provision may vary from period to period, as the volume of waste disposed of in the landfill increases or decreases, expansions and new permits change the life of the landfill and other circumstances require management to reevaluate and to change such estimates. The Company estimates that the aggregate liability for the closure and post-closure costs of the facilities that it currently owns will be approximately $66.6 million. At December 31, 1996, reserves for landfill closure and post-closure costs (including reserves assumed through acquisitions) were approximately $49.5 million, and the balance will be accrued over the remaining operating life of the landfills. See Notes 2 and 12 of Notes to Consolidated Financial Statements of the Company included elsewhere herein.

Results of Operations

Three years ended December 31, 1996, 1995 and 1994

     Revenues. Revenues for 1996 were $335.7 million, representing an increase of 47.0% over revenues for 1995 of $228.4 million. Of this increase, approximately 38 percentage points was attributable to revenues acquired through acquisitions (net of revenue decreases resulting from businesses disposed of in 1996). Such revenues include revenues from (i) the businesses acquired by the Company subsequent to December 31, 1995 and (ii) businesses that were acquired throughout 1995 and thus were included in the Company's 1995 results for only a portion of the year and in the Company's 1996 results for a full year. The balance of this increase was due to an increase in 1996 in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately 5 percentage points) and in prices charged for services (approximately 4 percentage points).

     Revenues for 1995 were $228.4 million, representing an increase of 56.4% over revenues for 1994 of $146.0 million. Of this increase, approximately 48 percentage points was due to revenues attributable to (i) the businesses acquired by the Company subsequent to December 31, 1994 and (ii) businesses that were acquired throughout 1994 and thus were included in the Company's 1994 results for only a portion of the year and in the Company's 1995 results for a full year. The balance of this increase was due to an increase in 1995 in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately 4 percentage points) and in prices charged for services (approximately 4 percentage points).

     Cost of Operations. In both 1996 and 1995, gross margin benefitted from the fact that the revenue growth attributable to the price and volume increases discussed above was achieved without a commensurate increase in costs. However, in both such years, collection revenues (which generally have lower margins than landfill operations) increased as a percentage of total revenues. In 1996, such benefit more than fully offset such lower collection margins, resulting in cost of operations as a percentage of sales decreasing slightly to 61.6% in 1996 from 61.7% in 1995. In 1995, such benefit only partially offset such lower collection margins, resulting in cost of operations as a percentage of sales increasing to 61.7% in 1995 from 60.7% in 1994.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased to $53.1 million during 1996 from $34.8 million during 1995 and $22.5 million during 1994. As a percentage of revenues, SG&A was 15.8% during 1996 compared with 15.3% during 1995 and 15.4% during 1994. The increase in SG&A as a percentage of revenues in 1996 compared with 1995 primarily reflected the fact that expenses related to acquisitions accounted for as a pooling-of-interests (of which there were six in 1996 and one in 1995) and writedown of assets were a greater percentage of revenues in 1996 than in 1995 (1.8% in 1996 compared with 0.4% in 1995). Excluding such expenses, SG&A as a percentage of revenues would have decreased, primarily related to the fact that the revenue growth attributable to acquisitions was achieved without a commensurate increase in senior management expense or corporate overhead.

     Interest Expense. Interest expense was $15.0 million, $10.0 million and $6.4 million in 1996, 1995 and 1994, respectively, representing an increase of 48.6% in 1996 from 1995 and an increase of 56.6% in 1995 from 1994. These increases primarily reflected the fact that the Company's indebtedness increased during each of these years primarily to fund acquisitions. Interest capitalized as a component of construction projects during 1996, 1995 and 1994 amounted to $1,682,000, $1,349,000 and
$722,000, respectively.

     Other (Income) Expense. Other expense, net was $252,000 in 1996 and other income, net was $949,000 and $474,000 in 1995 and 1994, respectively. The increase in other expense, net in 1996 was primarily attributable to a $2.0 million charge resulting from the sale of the Company's transfer station in Pennsylvania, offset by increased interest income in 1996 resulting from higher levels of cash equivalents in 1996 than in 1995. The increase in other income, net in 1995 compared with 1994, resulted from increased interest income from higher levels of cash equivalents in 1995 than in 1994.

     Income Taxes. Income taxes increased to $25.6 million, or an effective rate of 42.2%, during 1996 from $16.8 million, or an effective rate of 38.5%, during 1995, and $10.0 million, or an effective rate of 34.6% during 1994. The increase in the effective rate in 1996 compared with 1995 was primarily due to the fact that certain transaction expenses relating to acquisitions accounted for as a pooling-of-interests are not deductible in determining taxable income and such expenses were higher in 1996 than in 1995. The increase in the effective rate in 1995 compared with 1994 primarily reflected the fact that the Company had available net operating loss carryforwards in 1994, while it utilized virtually no net operating loss carryforwards in 1995.

Liquidity and Capital Resources

     The Company completed 79 acquisitions in 1996. Primarily as a result thereof: (i) total assets increased to $801.0 million at December 31, 1996 from $540.6 million at December 31, 1995, (ii) long-term debt increased to $302.7 million at December 31, 1996 from $156.2 million at December 31, 1995 (primarily reflecting borrowings in connection with funding such acquisitions), (iii) accrued expenses and other current liabilities increased to $24.8 million at December 31, 1996 from $17.1 million at December 31, 1995 (primarily reflecting the assumption or increase of current liabilities in connection with such acquisitions) and (iv) accrued landfill costs increased to $49.5 million at December 31, 1996 from $34.2 million at December 31, 1995 (primarily reflecting accrued landfill cost associated with such acquisitions).

     Stockholders' equity increased to $318.7 million at December 31, 1996 from $242.3 million at December 31, 1995. This increase was primarily attributable to (i) the exercise of Common Stock warrants and options, (ii) the issuance of Common Stock of the Company as consideration for certain acquisitions and (iii) net income in 1996.

     The Company (i) has used, and expects to continue using, a substantial amount of cash generated from operations to fund acquisitions, thereby reducing its current assets, and (ii) in connection with acquisitions and the financing of machinery and equipment, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current liabilities. As a result of the foregoing financing practices, the Company has had, and expects to continue to have, low levels of working capital or working capital deficiencies. Although the Company had working capital of $11.8 million at December 31, 1996, the Company expects that in the future it may maintain lower levels of working capital or working capital deficiencies based on the financing practices described above.
As discussed below, the Company believes that its working capital position will not impair its ability to meet its ongoing cash requirements and continue its acquisition program, although there can be no assurance of this.

     During 1996, the Company generated net cash from operations of approximately $78.2 million and had net cash from financing activities of approximately $140.1 million. The Company used approximately $157.1 million of such funds generated from operations and financing activities primarily to fund the cash portion of the consideration paid for business acquisitions and used approximately $55.3 million of such funds for capital expenditures.

     The Company's credit facility was amended in December 1996, to, among other things, eliminate certain covenants and to lower borrowing costs. The credit facility as so amended (the "Credit Facility") provides for a $190 million, three year, secured revolving credit facility due December 1999. Outstanding loans under the Credit Facility bear interest at a rate per annum equal to the Eurodollar Rate (Reserve Adjusted) (as defined in the loan agreement providing for the Credit Facility) applicable to each interest period plus 0.625% to 1.25% per annum or the Alternate Reference Rate (as defined) from time to time in effect. The Credit Facility is secured by the stock of the Company's subsidiaries, restricts the Company from granting other liens on its assets (subject to certain limited exemptions), and requires the Company to comply with certain covenants, including, but not limited to, maintenance of certain financial ratios, limitations on additional indebtedness, limitations on capital expenditures and a prohibition on the Company's payment of cash dividends on its Common Stock. The Credit Facility also currently requires that the consent of the lenders be obtained in order for the Company to make an acquisition that provides for an aggregate cash purchase price of $50 million or more. In addition, the Credit Facility prohibits the Company from using more than $15 million of its cash to secure closure and post-closure obligations that the Company may have relating to its landfills. At December 31, 1996, the outstanding amount of indebtedness under the Credit Facility was $31.5 million, compared with $41.8 million at December 31, 1995, and the weighted average interest rate on such indebtedness was 6.98% per annum at December 31, 1996. All outstanding indebtedness under the Credit Facility was repaid in March 1997 from the proceeds of a public offering as described below.

     The Credit Facility also allows the Company to obtain up to $90 million in letters of credit. These letters of credit may be used, among other purposes, to secure or support closure obligations that the Company may have relating to its landfills. On December 31, 1996, the face amount of outstanding letters of credit issued pursuant to the Credit Facility was approximately $61.3 million. The aggregate amount that the Company is permitted to borrow under the Credit Facility is reduced by the aggregate face amount of all outstanding letters of credit issued thereunder.

     In June 1996, the Company issued $150 million principal amount of 4-1/2% Convertible Subordinated Notes due June 1, 2001 (the "Convertible Notes"). The Convertible Notes bear interest at a fixed rate of 4-1/2% per annum, payable semi-annually. The Convertible Notes are convertible into Common Stock of the Company at a conversion price of $32.50 per share. The Convertible Notes are unsecured obligations of the Company and are subordinated to all existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes) of the Company and are effectively subordinated to all indebtedness and other liabilities of the subsidiaries of the Company.

     In March 1997, the Company completed a public offering in which it issued 3,450,000 shares of Common Stock at a price of $36.50 per share. The net proceeds to the Company from this offering was approximately $119.3 million. The Company used approximately $47.2 million of such net proceeds to repay all outstanding indebtedness under the Credit Facility, and currently there is no indebtedness outstanding thereunder. As of March 25, 1997, the Company has cash and cash equivalents of approximately $69.0 million.

     Set forth below is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.

     Operating Activities. The Company anticipates that for the foreseeable future cash generated from operating activities will be sufficient to provide the cash required for operating activities.

     Capital Expenditures. The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfills and for equipment purchases. The Company estimates that in respect of its existing operations it will be required to make capital expenditures of approximately $62 to $67 million in each of 1997 and 1998. The Company expects that it will fund such estimated capital expenditures in respect of its existing operations from cash on hand and cash generated from operations, supplemented, if required, by borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make capital expenditures in respect of new operations that it may hereafter acquire. The Company cannot quantify at this time the amount of such capital expenditures.

     Acquisitions. An element of the Company's strategy is to continue to acquire additional solid waste companies. The Company expects to pay for future acquisitions using cash, capital stock, assumption of indebtedness and/or notes, ongoing royalties and contingent payments. The Company expects that any cash required for future acquisitions will be provided by a combination of cash on hand, cash generated from operations, borrowings available under the Credit Facility and future debt or equity financing. There can be no assurance, however, that any such future debt or equity financing will be available or, if available, will be available on terms satisfactory to the Company.

     In order to minimize cash required to complete acquisitions and adequately secure indemnity obligations, the Company frequently structures its landfill acquisitions in a manner such that a portion of the purchase consideration is deferred, contingent or payable in the form of future royalties. The Company expects that deferred or contingent payments and royalties that may become payable in respect of its completed acquisitions will be funded from cash generated from operations.

     Debt Repayment. At December 31, 1996, the Company had debt and capital lease obligations of approximately $317.9 million. The Company will be obligated to retire approximately $5.9 million and $6.2 million of this indebtedness in 1997 and 1998, respectively. The Company plans to meet such obligations from cash on hand, cash generated from operations, borrowings available under the Credit Facility and/or additional financing.

     Financial Assurance. The Company is required to provide financial assurance to various governmental and regulatory bodies for closure, post-closure and remediation obligations. The
Company provides for these financial assurance obligations primarily through the issuance of letters of credit obtained under the Credit Facility, as well as through surety bonds and irrevocable trust funds. As of December 31, 1996, the aggregate amount of these financial assurance obligations was $42.4 million, $31.7 million of which is being satisfied by letters of credit obtained under the Credit Facility. Under the Subtitle D
Regulations, new financial assurance requirements are scheduled to become effective on April 9, 1997. The Company estimates that when such regulations become fully effective the financial assurance obligations that it will be required to provide in order to continue certain of its existing landfill operations will increase by approximately $11.6 million to approximately
$54.0 million, although there can be no asurance that the Company's calculations will be approved by state regulatory authorities.
The Company plans to meet such increased financial assurance obligations through additional letters of credit obtained under existing or new credit facilities and, where permitted, insurance policies.

Capitalized Expenditures

     The Company, in accordance with generally accepted accounting principles, capitalizes certain expenditures and advances relating to its acquisitions, pending acquisitions and landfill development and expansion projects. Indirect acquisitions costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any unamortized capitalized expenditures or advances (net of any portion thereof that the Company estimates will be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated, and any landfill development or expansion project that is not successfully completed. The Company also has a substantial investment in its permitted landfills. If any of the Company's landfills were to lose their permits, the Company would charge against earnings the unamortized portion of its investment and any necessary acceleration of closure and post closure accruals. The Company has capitalized expenditures with respect to substantially all of its other operations. There can be no assurance that the Company will not be required in future periods to incur charges against earnings relating to these capitalized expenditures.

     The Company capitalizes certain costs related to obtaining certain financings and amortizes these costs over the life of the related financing. In the event that the Company refinances any financings with respect to which it has capitalized costs, the Company would be required to charge against earnings the unamortized portion of such costs. At December 31, 1996, the Company's unamortized financing costs amounted to approximately $7.1 million.

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

New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. The statement is effective for annual periods ending after December 15, 1997 and early adoption is not permitted. The Company has not yet determined the future impact of this pronouncement.

     In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 96-1 ("SOP 96-1"), Environmental Remediation Liabilities. SOP 96-1 provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities.
SOP 96-1 also contains a discussion of major federal legislation relating to environmental remediation and pollution prevention and control. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Although such costs are not presently determinable, adoption of SOP 96-1 is not expected to have a material effect on the Company's financial position and results of operations. See Notes 2 and 12 of Notes to Consolidated Financial Statements of the Company included elsewhere herein.

Item 8.   Financial Statements and Supplementary Data

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                       Page

(1)  Consolidated Financial Statements:

          Report of Independent Auditors . . . . . . . . . . . . . . . . 54

          Consolidated Balance Sheets as of December 31, 1996
          and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . 56

          Consolidated Statements of Operations for the years
          ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . 58

          Consolidated Statements of Stockholders' Equity for
          the years ended December 31, 1996, 1995 and 1994 . . . . . . . 59

          Consolidated Statements of Cash Flows for the years
          ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . 62

          Notes to Consolidated Financial Statements . . . . . . . . . . 65

(2)  Financial Statement Schedule:

          Schedule II Valuation and Qualifying Accounts. . . . . . . . . 90

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

                  REPORT OF INDEPENDENT AUDITORS


Board of Directors
United Waste Systems, Inc.

We have audited the accompanying consolidated balance sheets of United Waste Systems, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the
management of United Waste Systems, Inc.   Our responsibility is
to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1994 financial statements of the Carmel Marina Companies, wholly-owned subsidiaries, which statements reflect total revenues constituting 15% in 1994 of the related consolidated totals. Those statements were audited by other auditors, whose report has been furnished to us and our opinion, insofar as it relates to data included for the Carmel Marina Companies, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 1994, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Waste Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                             ERNST & YOUNG LLP


MetroPark, New Jersey
February 21, 1997,
except for Note 13, as
to which the date is
March 25, 1997

                      UNITED WASTE SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS
                                               December 31

                                    1996                              1995
                                ASSETS
Current assets:
  Cash and cash equivalents    $         2,567,854        $       6,721,849
  Accounts receivable, net of
    allowance for doubtful accounts
    of $3,076,000 in 1996 and
    $2,249,000 in 1995                  54,963,664               38,522,126
  Prepaid expenses and
    other current assets                29,989,310               14,198,544
          Total current assets          87,520,828               59,442,519
Property and equipment, net
  of accumulated depreciation of
  $94,407,414 in 1996 and
  $58,866,599 in 1995                  387,980,224              289,378,346
Intangible assets, net                 286,851,677              171,739,197
Other assets                            38,688,965               20,008,399
                                      $801,041,694      $       540,568,461

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt
   and nonrecourse bonds        $         5,064,413        $       5,644,096
  Accounts payable                       23,923,298               18,031,701
  Deferred revenue                       12,189,998                8,291,415
  Due to seller                           4,258,016                6,465,720
  Short-term accrued landfill costs       4,648,923                6,524,024
  Current portion of capital lease
    obligations                             846,528                1,383,576
  Accrued expenses and other
    current liabilities                  24,768,470               17,077,402
          Total current liabilities      75,699,646               63,417,934
Long-term debt, less current portion    302,704,119              156,193,971
Obligations under capital leases, less
  current portion                           373,296                4,687,554
Nonrecourse sewage facility revenue
  bonds, less current portion             8,900,000                9,400,000
Accrued landfill costs, less
  current portion                        44,878,800               27,663,907
Other long-term liabilities              13,137,811                3,056,578
Deferred income taxes                    36,634,609               33,885,306
Commitments and contingencies

The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                  December 31
                                      1996                     1995
Stockholders' equity:
 Preferred stock, $.001
    par value, 5,000,000 shares
    authorized; none outstanding
  Common stock, $.001 par value,
    75,000,000 shares authorized;
    39,089,553 in 1996 and
    17,578,550 in 1995 shares
    issued and outstanding              39,090                   17,579
  Additional paid-in capital       248,973,700              200,267,630
  Retained earnings                 69,700,623               41,978,002
          Total stockholders'
          equity                   318,713,413              242,263,211
                                 $ 801,041,694        $     540,568,461

The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                             Year ended December 31
                         1996                   1995                1994

Revenues             $ 335,743,175             $ 228,376,762    $ 146,042,523

Cost of operations     206,786,205               140,813,834       88,611,515

Selling, general and
  administrative
  expense               53,106,485                34,841,125       22,526,867

Income from operations  75,850,485                52,721,803       34,904,141

Interest expense        14,949,746                10,061,290        6,424,630

Other expense
 (income), net             251,661                  (948,830)        (474,211)

Income before provision
  for pro forma
  income taxes           60,649,078               43,609,343       28,953,722

Provision for pro forma
  income taxes           25,619,566               16,779,259       10,008,796

Pro forma net income     35,029,512               26,830,084       18,944,926

Net deductions from pro
  forma income available
  to common stockholders        --                   372,501        1,275,180

Pro forma income
  available to
  common stockholders  $ 35,029,512           $   26,457,583      $17,669,746
Pro forma primary earnings
  per common share and
  common equivalent
  share                $        .88           $          .77      $        .68
Pro forma fully diluted
  earnings per common
  share and common
  equivalent share     $        .87            $         .77       $       .65

The accompanying notes are an integral part of these consolidated financial statements.

                                            UNITED WASTE SYSTEMS, INC.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Preferred Stock           Common Stock
                       Number                        Number                      Additional
                         of                            of                        Paid-in         Retained
                       Shares        Amount          Shares         Amount       Capital         Earnings
Balance, December
  31, 1993          1,797,581    $     1,798       11,514,060     $   11,514    $ 83,935,580   $ 4,535,071
Issuance of
  common stock                                        763,578            764      15,279,707
Exercise of
  common stock
  warrants and
  options                                             568,394            569       7,311,162
Conversion of 8%
  convertible
  preferred
  stock              (854,152)          (854)         780,563            780               44
Preferred stock
  dividends                                                                                     (1,275,180)
Contributed capital                                                                    590,667
Subchapter S
  distributions
  of pooled
  entities                                                                                      (3,413,997)
Pro forma net
  income                                                                                        18,944,926
Pro forma tax
  adjustment                                                                                     2,064,773
Balance, December
  31, 1994             943,429           944         13,626,595       13,627        107,117,160 20,855,593
Issuance of
  common stock                                        2,469,299        2,469          79,684,075

The accompanying notes are an integral part of these consolidated financial statements.

                                    UNITED WASTE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
                           Preferred Stock                        Common Stock
                         Number                            Number                  Additional
                          of                                 of                    Paid-in          Retained
                         Shares              Amount        Shares      Amount      Capital          Earnings
Exercise of
  common stock
  warrants and
  options                                                  529,582        530      8,145,726
Conversion of 8%
  convertible
  preferred stock      (943,429)              (944)        862,105        862             82
Conversion of
  convertible debt                                          90,969         91      2,660,752
Preferred stock
  dividends                                                                                            (372,501)
Subchapter S
  distributions
  of pooled
  entities                                                                                           (4,133,700)
Pro forma net
  income                                                                                             26,830,084
Pro forma tax
  adjustment                                                                                          1,458,361
Reclassification of
  subchapter S
  accumulated
  earnings to
  paid-in capital                                                                  2,659,835         (2,659,835)
Balance, December 31,
  1995                                                 17,578,550    17,579      200,267,630         41,978,002


The accompanying notes are an integral part of these consolidated financial statements.

                                     UNITED WASTE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
                             Preferred Stock                 Common Stock
                       Number                           Number                    Additional
                        of                                 of                     Paid-in         Retained
                       Shares          Amount           Shares       Amount       Capital         Earnings
Two-for-one stock
  split                                             18,238,718       18,238        (18,238)
Poolings-of-
  interests                                            758,558          759        422,967      (4,781,320)
Adjustment to
  conform fiscal
  year of pooled
  entities                                                                                        (506,803)
Exercise of
  common stock
  warrants and
  options                                            2,468,630        2,469         43,335,486
Issuance of common
  stock                                                 45,097           45          3,823,807
Subchapter S
  distributions of
  pooled entities                                                                                (1,240,000)
Pro forma net
  income                                                                                         35,029,512
Pro forma tax
  adjustment                                                                                        363,280
Reclassification
  of Subchapter S
  accumulated
  earnings to paid-in
  capital                                                                            1,142,048   (1,142,048)
Balance, December 31,
  1996                      --             --        39,089,553      $39,090     $248,973,700     $69,700,623

The accompanying notes are an integral part of these consolidated financial statements.

                        UNITED WASTE SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Year ended December 31
                               1996            1995                 1994
Cash flows from operating
   activities:
  Pro forma net
   income                  $ 35,029,512   $ 26,830,084      $   18,944,926
  Adjustments to reconcile
   pro forma net income to
   net cash provided
   by operating activities:
     Depreciation and
      amortization           37,875,896     24,308,227          14,247,906
     Deferred income
       taxes                 10,057,369      3,859,374           1,871,425
     Gain on sale of
       assets                  (929,661)      (174,767)            (25,618)
     Pro forma tax
       adjustment               363,280      1,458,361           2,064,773
  Changes in operating assets
    and liabilities:
     Accounts
       receivable            (5,332,538)    (2,446,181)         (6,076,126)
     Other assets             1,614,204     (3,874,321)           (163,365)
     Accounts payable         1,994,813       (882,447)          4,870,279
     Accrued landfill
      costs                  (5,525,390)        34,893          (1,849,037)
     Other
      liabilities             3,045,562      7,277,122           3,536,541
      Net cash provided by
        operating
        activities           78,193,047     56,390,345          37,421,704
Cash flows from investing
  activities:
  Purchases of property
    and equipment           (55,317,981)   (39,189,791)        (22,562,624)
  Proceeds from sale
    of assets                 3,071,440        280,290             285,243
  Restricted investments, net
  (held to maturity)         (8,151,482)    (7,954,428)           (186,741)
  Payments of capitalized
   project costs             (1,244,535)    (1,279,671)         (2,305,851)
  Payments of contingent
   purchase price            (3,752,072)    (2,337,751)         (6,262,879)

The accompanying notes are an integral part of these consolidated financial statements.

                        UNITED WASTE SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                            Year ended December 31
                               1996            1995                 1994
  Purchases of other companies,
   net of cash acquired    (157,092,207)   (159,062,810)         (27,331,361)
  Net cash used in
     investing activities  (222,486,837)   (209,544,161)         (58,364,213)
Cash flows from financing
  activities:
  Dividends on preferred
   stock                                       (372,501)          (1,275,180)
  Proceeds from debt        225,130,225     278,281,793           40,839,022
  Repayments of debt        (94,638,687)   (185,233,930)         (32,977,036)
  Repayments of capital lease
   obligations               (3,456,053)       (614,686)          (1,570,971)
  Net proceeds from issuance
     of common stock                         66,072,051           15,280,471
  Proceeds from exercise
     of common stock warrants
     and options             26,652,798       8,146,256            6,296,716
  Payment of financing costs (5,437,000)     (2,684,074)            (582,483)
  Due to sellers             (6,871,488)     (2,185,751)            (317,498)
  Notes receivable                                                  (1,104,505)
  Contributed capital of
   pooled entities                                                     590,667
    Subchapter S distributions
     of pooled entities      (1,240,000)     (4,133,700)            (3,413,997)
    Net cash provided by
     financing activitie    140,139,795     157,275,458             21,765,206
  (Decrease) increase in cash
   and cash equivalents      (4,153,995)      4,121,642                822,697
Cash and cash equivalents
 at beginning of year         6,721,849       2,600,207              1,777,510
  Cash and cash equivalents
   at end of year          $  2,567,854     $ 6,721,849         $    2,600,207
Supplemental disclosure of
 cash flow information:
  Cash paid during the year
   for interest, net of
   amounts capitalized     $13,328,310      $ 8,337,161         $    5,970,394
  Cash paid during the year
   for income taxes        $ 5,644,573      $10,362,953         $    3,426,391

The accompanying notes are an integral part of these consolidated financial statements.

                        UNITED WASTE SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                            Year ended December 31
                               1996            1995                 1994
Supplemental schedule of
 noncash investing and
 financing activities:
  The Company acquired the
   net assets and assumed
   certain liabilities of
   other companies as follows:
  Fair value of net assets
   acquired:
   Property and equipment  $      51,505,429    $121,210,509      $14,795,348
   Other assets, net of cash
    acquired                     138,909,867     129,422,285       22,425,750
    Less liabilities assumed     (24,603,268)    (67,813,389)      (9,227,426)
    Less amounts due to
     seller                       (4,671,023)     (7,965,999)        (594,483)
    Less amounts paid in common
     stock                        (3,823,852)    (13,333,150)
    Less deposits and
     capitalized project costs
     paid in
     prior periods                  (224,946)     (2,457,446)         (67,828)
    Net cash paid          $     157,092,207     $159,062,810       $27,331,361
Equipment financed by capital
  lease obligations                              $    777,867       $  167,370
Conversion of convertible
  preferred stock                                  10,377,719         9,395,672
Conversion of convertible
  debt                                              2,660,843

The accompanying notes are an integral part of these consolidated financial statements.

                    UNITED WASTE SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 1996, 1995 and 1994

Note 1 - Organization and basis of presentation

  United Waste Systems, Inc. and its subsidiaries ("United" or "the Company") own, operate, acquire and develop nonhazardous solid waste landfills, collection operations and other related environmental services in selected markets in the United States.

  The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying Consolidated Financial Statements have been restated to include accounts of certain acquisitions accounted for as poolings-of-interests (see Note 3).

  All per share data of the Company for all periods included in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements and all share data in the Notes to Consolidated Financial Statements have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that became effective in June 1996 (see Note 9).

Note 2 - Summary of significant accounting policies

  Cash Equivalents: The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

  Property and Equipment: Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful life ranges for property and equipment are as follows:
                                               Range of
                                              Estimated
                                             Useful Lives
Buildings and improvements                        25 - 30 years
Vehicles and equipment                             7 - 10 years
Furniture, fixtures and
  office equipment                                 5 - 10 years

     Amortization of assets recorded under capital leases is included in depreciation expense. The Company's sludge composting facility is being depreciated over the original contract period of 20 years. Landfill and landfill improvement costs are amortized based upon total units of airspace filled during the year in relation to estimated permitted airspace capacity. Land held for future development is excluded from amortization.

     Engineering and legal fees paid to third parties incurred to obtain a disposal facility permit are capitalized as landfill costs and amortized over the estimated related airspace capacity. These costs are not amortized until the permit is obtained and operations have commenced. If the permit is denied, these costs are charged to expense.

     Other Assets: Other assets consist primarily of deposits for, or advances to, pending or prospective acquisitions and restricted cash and cash equivalents which are collateral for letters of credit and bonds and restricted debt service and construction funds. Restricted cash and cash equivalents are $11,480,003 at December 31, 1996 and $8,366,000 at December 31,
1995.

     In connection with the Company's Tax Exempt Bonds (see Note
6), restricted cash and cash equivalents in escrow total
$5,590,000 at December 31, 1995. At December 31, 1996, all funds have been expended.

     Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base. No single group or customer represents greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.

     Accrued Landfill Costs:   Landfill site closure and
post-closure cost liabilities are accrued for the Company's owned landfills based on engineering estimates of total units of airspace filled during the year and the total closure and post-closure costs to be incurred by the Company. Such liabilities are not discounted or reduced by possible recoveries from third parties.

     Revenue Recognition: Landfill revenues are recorded at the date of actual waste disposal. Revenues received prior to services being performed are deferred and are recognized over the service period.

     Income Taxes: The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

     Impact of Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121 is effective for the Company's fiscal year ended December 31, 1996. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

     In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 96-1 ("SOP 96-1"), Environmental Remediation Liabilities. SOP 96-1 provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities.
SOP 96-1 also contains a discussion of major federal legislation relating to environmental remediation and pollution prevention and control. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Although such costs are not presently determinable, adoption of SOP 96-1 is not expected to have a material effect on the Company's financial position and results of operations (See Note 12).

     Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions principally affect the Company's accruals for landfill costs and accounts receivable reserve, the amortization periods for intangible assets and landfill and landfill improvement costs. Actual results could differ from those estimates.

     Stock-Based Compensation: The Company accounts for its stock compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Since the stock options are granted by the Company at the fair value of the shares at the date of grant, no compensation expense is recognized in the Consolidated Financial Statements (see Note 9).

Note 3 - Acquisitions

     On June 28, 1996, the Company issued 730,765 shares of its Common Stock for all of the outstanding shares of common stock of Salinas Disposal Service, Inc., Rural Dispos-All Service, Inc. and Madison Lane Properties, Inc. (the "Salinas Companies"), a group of affiliated companies that comprise an integrated solid waste management company. This transaction has been accounted for as a pooling-of-interests and, accordingly, the Consolidated Financial Statements have been restated for all periods presented to include the accounts of the Salinas Companies.

     On September 29, 1995, the Company issued 2,252,946 shares of its Common Stock for all of the outstanding shares of common stock of Carmel Marina Corporation, Neal Road Landfill Corporation, Jolon Road Landfill Corporation, Cal Sanitation Services, Inc., Portable Site Services, Inc. and certain real estate assets (the "Carmel Marina Companies"), a group of affiliated companies that comprise an integrated solid waste management company. This transaction has been accounted for as a pooling-of-interests and, accordingly, the Consolidated Financial Statements have been restated for all periods presented to include the accounts of the Carmel Marina Companies.

     Separate revenue and pro forma net income of United the
Carmel Marina Companies and the Salinas Companies prior to the respective combinations are as follows:
                                    Carmel
                                    Marina       Salinas
                     United(1)      Companies    Companies    Combined
Year ended
  December 31,
  1995
Revenues          $211,790,224                   $16,586,538   $228,376,762
Pro forma net
  income            25,987,769                       842,315     26,830,084

Year ended
  December 31,
  1994
Revenues           106,551,057     $21,977,708    17,513,758    146,042,523
Pro forma net
  income            15,557,488       1,509,387     1,878,051     18,944,926

     _______________

(1) The data with respect to United for the year ended December 31, 1994, is prior to restatement for the acquisitions of the Carmel Marina Companies and the Salinas Companies. The data with respect to United for the year ended December 31, 1995, is after restatement for the acquisition of the Carmel Marina Companies, but prior to restatement for the acquisition of the Salinas Companies.

     During September 1996, the Company issued 579,857 shares of its Common Stock for the acquisition of three solid waste management companies. During December 1996, the Company issued 178,701 shares of its Common Stock for the acquisition of two solid waste management companies. These transactions were accounted for as poolings-of-interests; however, these acquisitions were not material to the Company's consolidated operations and financial position and, therefore, the accompanying 1995 and 1994 Consolidated Financial Statements have not been restated.

     The acquisitions discussed below have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's results of operations from their respective acquisition dates. The purchase prices have been allocated to the assets acquired and liabilities assumed based on their respective fair values at their respective acquisition dates. Contingent purchase price is capitalized when earned and amortized over the remaining life of the related asset.

     During December 1996, the Company purchased outstanding stock and certain assets of the I-5 Companies, which are comprised of two landfill operating contracts, one collection company and two transfer stations. The consideration was comprised of $21,000,000 in cash and certain additional assumed liabilities.

     During January 1996, the Company purchased all of the outstanding stock of Commercial Disposal Co., Inc. which is comprised of a collection company and two transfer stations. The aggregate consideration was $16,126,500 in cash.

     The total initial consideration for other acquisitions that the Company made in 1996 was approximately $119,466,000 in cash, approximately $1,390,000 in seller notes, 109,673 shares of the Company's Common Stock, warrants to purchase 65,000 shares of the Company's Common Stock and contingent consideration not to exceed $15,950,000.

  During September 1995, the Company purchased the outstanding stock and certain assets of the Partyka Resource Companies, which comprise two solid waste landfills and collection operations.
The aggregate initial consideration was $36,424,609 in cash, $6 million in seller notes and 184,200 shares of the Company's Common Stock. Contingent royalty payments of $5.95 per ton are due for each ton received at the landfills commencing October 1995 (subject to a cap of $10,577,773).

  During September 1995, the Company purchased all of the outstanding stock of the Zenith Kremer Companies, which are comprised of a collection company and two transfer station permits. The aggregate consideration was $19,158,320 in cash.

  During February 1995, the Company purchased all of the outstanding stock of Waste Systems Corporation and certain assets of WasteCo, Inc., which together are comprised of a solid waste landfill and collection operations. The aggregate initial consideration was $12,326,396 in cash and 280,000 shares of the Company's Common Stock. Contingent royalty payments of $1.15 per ton are due for each ton received at the landfill (not to exceed
$8 million in aggregate).   An additional contingent purchase
payment of $750,000 was paid in 1996 upon receipt of a permit modification increasing daily and annual tonnage limits that may be accepted by the landfill, and an additional contingent purchase payment of $1,000,000 was paid in 1996 upon the receipt of another permit modification from required regulatory agencies authorizing additional landfill capacity.

  The total initial consideration for other acquisitions that the Company made in 1995 was approximately $91,200,000 in cash, approximately $5,900,000 in seller notes, 464,398 shares of the Company's Common Stock and contingent consideration not to exceed $19,200,000.

  During August 1994, the Company purchased all of the outstanding stock of Pete's Disposal Service, Inc., a collection company that provides solid waste collection services. The aggregate initial consideration was $4,800,000 in cash. Contingent consideration of $347,896 in cash was paid in January 1995 related to certain contractual obligations for billing retentions.

  During June 1994, the Company purchased all of the outstanding stock of PRTR, Inc., a company that operates a transfer station. The aggregate initial consideration was $4,225,846 in cash. Contingent royalty payments of $1 per ton (subject to $.75 increases on the fifth and tenth anniversary dates of the transaction) for each ton received in excess of 100 tons per day are payable quarterly (subject to a cap of $125,000 per year and $1,300,000 in aggregate).

  During April 1994, the Company purchased substantially all of the assets of Orlando Trucking, Inc., a collection company.
The aggregate initial consideration was $3,970,000 in cash.

  During March 1994, the Company purchased all of the outstanding stock of Kent Industrial Services, Inc., a collection company. The aggregate initial consideration was $5,000,000 in cash.

  During January 1994, the Company purchased all of the outstanding stock of Harland's Sanitary Landfill, Inc. and purchased substantially all of the assets of Harland's Disposal Service, Inc. These companies are comprised of solid waste landfill and collection operations. The initial aggregate purchase price was $4,170,000 in cash. Contingent royalty payments of $1.50 per ton commence on the ninth anniversary of the transaction.

  The total consideration for other acquisitions that the Company made in 1994 was $2,652,291 in cash and $1,363,000 in seller notes.

  The Company has not completed its valuation of certain of its 1996 purchases and the purchase price allocations are subject to change when additional information concerning asset and liability valuations are completed.

  The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 1996 and 1995 as though each acquisition described above (excluding certain of such acquisitions that were not material individually or in the aggregate) was made on January 1, 1995.


                                         1996             1995
Revenues                         $        360,469,429     $       322,428,781
Pro forma net income                       34,960,904            28,169,023
Pro forma primary earnings
 per common and common
 equivalent share                             $.88              $.81
Pro forma fully diluted earnings
 per common and common
 equivalent share                             $.87              $.80


     The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

Note 4 - Property and equipment

     A summary of property and equipment is as follows:
                                          December 31
                                        1996                1995
Landfills                      $         224,413,867       $      181,685,044
Land and improvements                     22,350,398               14,529,438
Buildings and improvements                34,713,450               22,626,762
Sludge composting facility                11,675,853               11,675,853
Vehicles and equipment                    160,422,300              102,582,170

                                          December 31
                                        1996                1995
Furniture, fixtures and
  office equipment                        5,381,978             3,243,833
Construction in progress                  23,429,792               11,901,845
                                          482,387,638              348,244,945
Less accumulated depreciation and
  amortization                            (94,407,414)             (58,866,599)
Net property and equipment     $         387,980,224       $  289,378,346

     Landfill amortization totaled $11,176,704, $6,986,922 and $3,573,196 for the years ended December 31, 1996, 1995 and 1994, respectively. Depreciation expense totaled $18,009,022, $9,971,936 and $5,447,329 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company capitalizes interest as a component of the cost of property and equipment for construction projects that take considerable time and expenditures. Interest capitalized, primarily related to landfill cell construction, in 1996, 1995 and 1994 amounted to $1,682,000, $1,349,000 and $722,000, respectively.

Note 5 - Intangible assets

     Intangible assets consist of the excess of cost over the value of identifiable net assets of businesses acquired and other intangible assets. Excess of cost over value of identifiable net assets of businesses acquired are being amortized on a straight line basis over forty years while other intangible assets are being amortized on a straight line basis for periods ranging from three to ten years.

                                                    December 31
                                          1996                    1995
Excess of cost over value of
  identifiable net assets of
  businesses acquired          $      293,462,083          $       171,957,922
Other intangible assets                 8,621,997                    8,520,001
                                      302,084,080                  180,477,923
Less accumulated amortization         (15,232,403)                  (8,738,726)
Intangible assets, net         $      286,851,677          $       171,739,197

     The Company continually evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using income from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible over the remaining amortization period. For the three year period ended December 31, 1996, there were no adjustments to the carrying amounts of intangibles resulting from these evaluations.

Note 6 - Long-term debt

     Long-term debt consists of the following:

                                                  December 31
                                      1996                        1995
Credit Facility           $         31,450,000    $         41,800,000
Convertible Subordinated Notes
  at 4 1/2% per annum, due
  June 1, 2001, convertible
  to Common Stock at $32.50
  per share                        150,000,000
Senior secured notes, interest
  payment semi-annually, at 7.67%
  per annum, annual principal
  payments beginning September 1999,
  due September 2005                75,000,000                    75,000,000
Tax exempt bonds, monthly interest
  payments at variable rates
  (4.25% and 5.15% at December 31,
  1996 and 1995, respectively),
  due April 2010                    22,500,000                    22,500,000
Promissory note, quarterly interest
  payments, at 8% per annum, due
  September 2001                     6,000,000                     6,000,000

                                                December 31
                                        1996                        1995
Subordinated promissory notes,
  monthly interest payments at 8 1/2%
  per annum due April 2000             3,000,000                     3,000,000
Other (interest rates ranging from
  3.07% to 14.7%)                     19,418,532                    13,238,067
                                     307,368,532                   161,538,067
Less current portion                  (4,664,413)                  (5,344,096)
                           $         302,704,119           $      156,193,971

     The Company's credit facility was amended in December 1996 to, among other things, eliminate certain covenants and lower borrowing costs. The credit facility as so amended (the "Credit Facility") provides for a $190 million, three year, secured revolving credit facility due December 1999. Outstanding loans under the Credit Facility bear interest at a rate per annum equal to the Eurodollar Rate (Reserve Adjusted) (as defined in the loan agreement providing for the Credit Facility) applicable to each interest period plus 0.625% to 1.25% per annum or the Alternate Reference Rate (as defined) from time to time in effect. At December 31, 1996 and 1995, the weighted average interest rate was 6.98% and 7.15%, respectively. The Credit Facility also allows the Company to obtain up to $90 million in letters of credit. The aggregate amount that the Company is permitted to borrow under the Credit Facility is reduced by the aggregate face amount of all outstanding letters of credit issued thereunder. The Credit Facility is secured by the stock of the Company's subsidiaries, restricts the Company from granting other liens on its assets (subject to certain limited exceptions), and requires the Company to comply with certain covenants including, but not limited to, maintenance of certain financial ratios, limitations on additional indebtedness, limitations on capital expenditures and a prohibition on the Company's payment of cash dividends on its Common Stock. The Credit Facility also currently requires that the consent of the lenders be obtained in order for the Company to make an acquisition that provides for an aggregate cash purchase price of $50 million or more. In addition, the Credit Facility prohibits the Company from using more than $15 million of its cash to secure closure and post-closure obligations that the Company may have relating to its landfills (see Note 13).

          In June 1996, the Company issued $150 million principal amount of 4-1/2% Convertible Subordinated Notes due June 1, 2001 (the "Convertible Notes"). The Convertible Notes bear interest at a fixed rate of 4-1/2% per annum, payable semi-annually. The Convertible Notes are convertible into Common Stock of the Company at a conversion price of $32.50 per share. The Convertible Notes are unsecured obligations of United Waste Systems, Inc. and are subordinated to all existing and future Senior Indebtedness (as defined in the indenture relating to the Convertible Notes) of United Waste Systems, Inc. and are effectively subordinated to all indebtedness and other liabilities of the subsidiaries of the Company.

     In April 1995, $22.5 million in principal amount of Variable Rate Demand Limited Obligation Revenue Bonds (the "Tax Exempt Bonds") were issued for the benefit of the Company by a corporate body organized under the laws of the State of Michigan. The Tax Exempt Bonds mature on April 1, 2010 and bear interest at a variable rate unless the Company elects a fixed rate in accordance with the terms of the Tax Exempt Bonds. If a variable rate is in effect, this rate is set periodically at a level (not to exceed 12% per annum) that would enable the Tax Exempt Bonds to be resold at a price equal to their principal amount plus all accrued interest thereon.

     In September 1995, the Company issued $75 million in Senior Secured Notes due September 1, 2005 (the "Notes"). The Notes bear interest at a fixed rate of 7.67% per annum; interest is payable semi-annually and annual principal payments in the amount of $10.7 million are due beginning September 1999. The Notes are secured pari passu with the Credit Facility and any event of default under the Credit Facility also constitutes an event of default under the Notes. The Notes require the Company to comply with certain covenants including, but not limited to, maintenance of certain financial ratios, limitation on additional indebtedness and prohibition on the Company's payment of cash dividends on any of its capital stock.

     Maturities of the Company's long-term debt for each of the next five years at December 31, 1996 are as follows:

          1997                  $4,664,413
          1998                   5,564,456
          1999                  52,167,791
          2000                  11,406,981
          2001                  17,200,242
          Thereafter           216,364,649

Note 7 - Nonrecourse Sewage Facility Revenue Bonds

     The Company's nonrecourse sewage facility revenue bonds (the "Revenue Bonds") are obligations of a wholly-owned subsidiary of the Company and are collateralized solely by the subsidiary's interest in a sludge composting facility, revenue derived from such facility and by certain bond funds held in trust. The Revenue Bonds are nonrecourse and, therefore, the subsidiary and its affiliates, including, but not limited to, United Waste Systems, Inc. and subsidiaries, are not liable for any payment due on the Revenue Bonds, nor any claim based on, or in respect to, the Revenue Bond's indenture. Annual principal payments on the Revenue Bonds range from $400,000 to $1,100,000 through 2010 at final maturity and interest is payable semi-annually at a fixed rate of 9.25% per annum.

Note 8 - Income Taxes

     Certain of the companies acquired by United in transactions accounted for as poolings-of-interests (see Note 3) had elected to be treated as Subchapter S Corporations or partnerships prior to being acquired. In general, the income or loss of a Subchapter S Corporation or partnership is passed through to its owners rather than being subjected to taxes at the entity level. Pro forma net income or loss reflects a provision for income taxes on a pro forma basis for all periods presented as if all such companies were liable for federal and state income taxes as taxable corporate entities for all periods presented. The offsetting credits to the pro forma income tax provisions are reflected as an increase in retained earnings.

     The provision for pro forma federal and state income taxes is as follows:
                                            December 31
                              1996              1995                  1994
Historical income taxes:
   Current State           $ 3,135,854  $       1,546,649      $       546,230
   Current Federal          12,063,062         10,228,961             5,575,607
   Deferred State            1,607,625            660,890               181,636
   Deferred Federal          8,449,744          3,198,484             1,640,550
   (Benefit) for deferred
     taxes of Subchapter S
     Corporation at time
     of pooling                                  (314,086)
                            25,256,285         15,320,898             7,944,023
Pro forma tax adjustment:

                                         December 31
                              1996              1995                  1994
   State                        78,744             310,142             450,095
   Federal                     284,537           1,148,219           1,614,678
                               363,281           1,458,361           2,064,773
                           $25,619,566      $   16,779,259      $   10,008,796

  A reconciliation of the provision for pro forma income taxes and the amount computed by applying the statutory federal income tax rates of 35% for 1996, 1995 and 1994 to income before taxes is as follows:

                                                December 31
                            1996             1995                      1994
Computed tax at statutory
  tax rate               $21,227,177     $15,263,270            $10,133,803
Increase (decrease)
  in taxes:
    Change in valuation
     allowance              (270,480)        (35,978)             (472,306)
    Nondeductible expense
      (primarily
      intangibles          1,613,019         992,663               230,994
    State income taxes, net
      of federal tax
      benefit              3,134,444       1,636,493               658,546
   (Benefit) for deferred
     taxes of Subchapter S
     Corporation at
     time of pooling                        (314,086)
   Other                     (84,594)       (763,103)              (542,241)
                        $25,619,566     $ 16,779,259         $   10,008,796

   The components of deferred income tax liabilities and assets are as follows:

                            December 31
                                1996                    1995
Deferred income tax
  liabilities:
  Property, equipment
   and intangibles       $         47,972,712     $           42,593,903
Deferred income
  tax assets:
  Accounts receivable
   allowance                         770,304             921,905
  Accrued liabilities               6,961,902          1,861,550
  Closure reserves                  10,405,684         8,090,566



                            December 31
                                1996                    1995
  Net operating loss
   carryforwards                   2,047,551           1,131,158
  Other                                                   64,004
Total deferred income
  tax assets                      20,185,441              12,069,183
Valuation allowance                                         (270,480)
                                $ 20,185,441      $        11,798,703


   The Company recognized certain tax benefits related to its stock option plan in the amount of $16,682,688 and $1,754,177 in 1996 and 1995, respectively. At December 31, 1996, these benefits were recorded as income taxes receivable, which is reflected in the balance sheet as an increase in prepaid expenses and other current assets and, an increase in additional paid-in capital. At December 31, 1995, these benefits were recorded as a reduction of income taxes payable, and reflected in the balance sheet as a reduction in accrued expenses and other current liabilities, and an increase in additional paid-in capital.

   The Company has net short-term deferred tax assets in the amount of $8,847,338 and $2,842,000, at December 31, 1996 and
1995, respectively, which are reported in the balance sheet in prepaid expenses and other current assets.

   At December 31, 1996, the Company has net operating loss carryforwards ("NOLs") of $14,111,425 for federal and $17,504,221 for state income tax purposes that expire in years 1997 through 2011. A portion of the NOLs resulted from the Company's acquisitions discussed in Note 3 and such NOLs are limited to the future taxable earnings of their related acquired businesses. At December 31, 1996, the Company has refundable income taxes in the amount of $9,591,911. This consists of $4,739,903 representing a carryback of losses and $4,852,008 representing federal and state payments for future liabilities.

Note 9 - Capital Stock

   Common Stock: On May 30, 1996, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation that increased the authorized shares of Common Stock of the Company to 75,000,000 shares. On March 12, 1996, the Board of Directors approved a two-for-one stock split of the Company's Common Stock to be effected in the form of a 100% stock dividend. Such stock split was effected by the distribution on June 18, 1996, of a dividend of one share of the Company's Common Stock in respect of each share of Common Stock that was outstanding on June 7, 1996, the record date established for such distribution. All agreements concerning stock options, convertible securities and other commitments payable in shares of the Company's Common Stock were amended pursuant to their own terms to provide for the issuance of two shares of Common Stock for every one share that was issuable prior to the stock split.

   At December 31, 1996, approximately 9,176,552 shares of
Common Stock are reserved for the exercise of warrants, options and the conversion of certain debt.

   Preferred Stock: The Company's board of directors has the authority to designate 5,000,000 shares of $.001 par value preferred stock in series, to establish as to each series the designation and number of shares to be issued and the rights, preferences, privileges and restrictions of the shares of each series, and to determine the voting powers, if any, of such shares. At December 31, 1996, the Company's Board of Directors had designated 3,440,990 shares, of which 336,621 shares are available for future issuance.

        Common Stock Options and Warrants: During July 1992, the Company adopted the 1992 Stock Option Plan for the grant of incentive stock options and non-statutory stock options. The aggregate number of shares of Common Stock which may be subject to options granted under the plan may not exceed 5,900,000, subject to adjustment under certain circumstances. The exercise price, subject to certain minimums, vesting periods and other conditions applicable to each option granted, are generally determined by two disinterested directors on the Compensation Committee of the Board of Directors.

   Also during July 1992, the Company adopted a 1992
Disinterested Director Stock Option Plan for the grant of non-statutory options for certain directors of the Company. The plan provides for a fixed number of options to be issued annually for each participant with exercise prices at current market value and these options vest immediately.

   The Company has various other stock option plans for employees other than officers or directors. These plans have terms similar to those of the Company's 1992 Stock Option Plan.

   During 1996, the Company granted 1,983,368 stock options
with a weighted-average exercise price of $26.92 per share. During 1996, 2,562,698 options (with a weighted-average exercise price per share of $10.06) were exercised and 17,829 options (with a weighted-average exercise price per share of $13.97) were
forfeited.   The weighted-average grant date fair value of
options granted during 1996 was $6.52 per share.

   At December 31, 1996, 3,588,091 options to purchase shares of the Company's Common Stock were outstanding. The weighted average exercise price per share of such options was $19.91.
Such options had exercise prices ranging from $5.06 to $36.25 per share. Of such options, 816,018 provided for an exercise price per share in the range of $5.06 to $10.00 (the weighted average exercise price and weighted average remaining life of the options in this range being $8.08 and 6.9 years, respectively); 1,107,158 provided for an exercise price per share in the range of $10.01 to $20.00 (the weighted average exercise price and weighted average remaining life of the options in this range being $16.48 and 8.6 years, respectively); and 1,664,915 provided for an exercise price per share in the range of $20.01 to $36.25 (the weighted average exercise price and weighted average remaining life of the options in this range being $27.98 and 9.7 years, respectively).

   At December 31, 1996, 1,424,954 of the Company's outstanding options were exercisable. The weighted average exercise price per share of such exercisable options was $17.89. Of such options, 479,682 provided for an exercise price per share in the range of $5.06 to $10.00 (the weighted average exercise price of the options in this range being $7.78); 360,995 provided for an exercise price per share in the range of $10.01 to $20.00 (the weighted average exercise price per share of the options in this range being $15.65); and 584,277 provided for an exercise price per share in the range of $20.01 to $36.25 (the weighted average exercise price of the options in this range being $27.58).

   At December 31, 1996, the Company had 973,076 stock purchase warrants outstanding with an exercise price per share ranging from $2.61 to $34.75, all of which were currently exercisable.
Such warrants expire through the year 2006.

   At December 31, 1995, the Company had 4,185,250 stock options outstanding with exercise prices per share ranging from $5.06 to $19.00, with a weighted-average exercise price of $10.69 of which 3,063,584 options were exercisable. During 1995, 447,140 stock options were exercised with exercise prices per share ranging from $5.25 to $17.19. Also at December 31, 1995, the Company had 1,247,328 stock purchase warrants outstanding with exercise prices per share ranging from $2.61 to $12.50, all of which were currently exercisable, and expire through the year 2002.

   At December 31, 1994, the Company had 3,235,242 stock options outstanding with exercise prices per share ranging from $5.06 to $12.00. During 1994, 672,844 stock options were exercised with exercise prices per share ranging from $4.05 to $9.00. Also at December 31, 1994, the Company had 1,631,214 stock purchase warrants outstanding with exercise prices per share ranging from $.03 to $7.71, all of which were currently exercisable, and such warrants expire through the year 2002.

   The Company applies Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Financial
Accounting Standards Board Statement No. 123 ("SFAS No. 123"),
"Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have differed. The
Black-Scholes option pricing model estimates fair value of options using subjective assumptions which can materially effect fair value estimates and, therefore, do not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model for all options granted after December 31, 1994 and a risk-free interest rate of 5.75%, a volatility factor for the market price of the Company's Common Stock of .315 and a weighted-average expected life of options of approximately three years, the Company's pro forma net income, primary pro forma earnings per share and fully-diluted pro forma earnings per share would have been $32,338,165, $.81 and $.81, respectively, for 1996 and,$26,008,749, $.75 and $.75 respectively, for 1995.  For
purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

Note 10 - Earnings Per Share

   Primary and fully diluted earnings per common share for the year ended December 31, 1996 have been computed based upon weighted average equivalent shares outstanding of 39,943,715 and 42,913,825, respectively.

   Primary and fully diluted earnings per common share for the year ended December 31, 1995 have been computed based upon weighted average equivalent shares outstanding of 34,693,501 and 34,898,801, respectively.

   Primary and fully diluted earnings per common share for the year ended December 31, 1994 have been computed based upon weighted average equivalent shares outstanding of 26,076,421 and 29,153,689, respectively. Primary earnings per share was calculated after giving effect to net deductions from income available to common stockholders of $1,275,180 related to dividends on preferred stock.

Note 11 - Fair Value of Financial Instruments

   The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

   Restricted cash: The $11,480,003 carrying amount reported in the balance sheet included in other assets for restricted cash and cash equivalents approximates fair value.

   Long and short-term debt: The carrying amount of the Company's borrowings under its revolving credit agreement approximates fair value. The Convertible Notes traded at 115% of face value at December 31, 1996 and therefore the $150 million face amount of the Convertible Notes have a fair value of $173 million. The fair values of the other long and short-term debt are estimated based on the Company's incremental borrowing rates for similar types of borrowing arrangements. These carrying amounts approximate fair value.

Note 12 - Commitments and Contingencies

   The Company leases various office space and equipment under noncancellable operating leases expiring on various dates through 2004. The Company leases equipment with a cost of $2,422,984 and $5,981,710 and cumulative amortization of approximately $504,060 and $1,547,133 under various capital leases at December 31, 1996 and December 31, 1995, respectively.

   The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 1996:

                                                         Noncancellable
                                  Capital                Operating
   December 31                    Leases                 Leases

   1997                     $          905,876  $         1,257,322
   1998                                260,955              982,840
   1999                                113,589              375,242
   2000                                 35,160              295,699

                                                           Noncancellable
                                  Capital                  Operating
   December 31                    Leases                   Leases
   2001                                      -              275,000
   Thereafter                                -              709,202
   Total minimum
   lease payments                    1,315,580  $         3,895,305
   Less amount
   representing
   interest                            (95,756)
   Present value of net
     minimum lease payments          1,219,824
   Less current
    portion                           (846,528)
   Long-term portion        $          373,296


   Rent expense under noncancellable operating leases for the years ended December 31, 1996, 1995 and 1994 was $1,044,995,
$435,008 and $428,233, respectively.

   During 1995, the Company acquired a company which had a contingent lease agreement with respect to a portion of the land related to one of its solid waste landfills. Payments under this lease agreement are based upon 50% of the net cash receipts (as defined in the lease agreement) of the landfill and are payable monthly. For the year ended December 31, 1996 and 1995 the related lease expense totaled $751,000 and $243,000, respectively.

   The Company owns and operates a waste water sludge composting plant located in Springfield, Massachusetts. During 1992, the Company entered into a 20-year service agreement with the City of Springfield under which the Company treats sewage sludge generated at the Springfield Regional Wastewater Treatment Facility.

   While the Company carries a wide range of insurance coverage for the protection of the Company's assets and operations, the Company does not carry insurance coverage for environmental liability, except as described in the following sentence. The Company's insurance coverage for environmental liability is limited to (i) over-the-road environmental liability protection for the transportation of asbestos-containing material, (ii) contractor pollution liability insurance that relates to certain environmental services provided by the Company and (iii) certain other pollution liability insurance which is the equivalent to self-insurance because under the terms thereof the Company is required to fully reimburse the insurance company for any paid claims. In the event uninsured losses occur, the Company's net income and financial position could be materially adversely affected.

   On January 9, 1996, the Junker Landfill Trust sued the Company, Junker Sanitation Services, Inc., and United Waste Transfer, Inc., both of which are subsidiaries of the Company, and approximately 800 other parties in the United States District Court for the Western District of Wisconsin, Case No. 96C-19S, for the contribution under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as well as state common law, with respect to the Junker Landfill site in Hudson, Wisconsin. By order entered July 19, 1996, the court approved a consent decree which was signed by the Company and others with respect to this site. The Company's obligations under the consent decree are secured by, and limited to, certain indemnification rights which the Company has against the former owner of Junker Sanitation Services, Inc. A Settlement Agreement has been reached with the Plaintiff which involves no payment obligation on the part of Junker Sanitation Services, Inc., United Waste Systems, Inc., or United Waste Transfer, Inc. That settlement will become complete when the Court approves a second consent decree, which approval is expected at a hearing scheduled for April 29, 1997.

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

   In June 1996, Dale Lynch, Dennis Lynch and D.L. Lynch sued the Company, its chief executive officer and a subsidiary of the Company in the Circuit Court of Whitley County, Kentucky (Index No. 96 CI 00355). The subsidiary purchased the Tri-County landfill from the plaintiffs in 1991. The suit primarily seeks compensatory and punitive damages for alleged breach of contract and for allegedly fraudulent representations in connection with this purchase. The Company has filed a Counterclaim for breach of warranties and fraud. The Company has also sought indemnification for breach of warranties. In January 1997, the plaintiffs filed an Amended Complaint, which seeks relief similar to that of their original Complaint. The Company intends to file a Motion to Dismiss seven of the eight counts in the Complaint, including the fraud count. The Company has served discovery requests and deposition notices on plaintiffs and intends to vigorously defend against plaintiffs' claims and prosecute its Counterclaim. In the opinion of management, this suit should not materially affect the financial position of the Company.

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

   The Company accrues the costs for closure and postclosure monitoring over the life of its owned landfills and will pay out these costs over the next fifty years. Major components of these costs include closure cap construction, leachate treatment and groundwater monitoring. The Company accrues these costs utilizing engineering estimates based on current governmental regulations regarding closure requirements. The Company estimates that the aggregate liability for the closure, postclosure and remediation costs of its landfills owned at December 31, 1996 will be approximately $66.6 million. At December 31, 1996, the Company has approximately $49.5 million of these costs accrued and, therefore, has accrued approximately 74.3% of its estimated total costs to date.

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

     The Company has outstanding letters of credit with banks of approximately $61,311,000 at December 31, 1996. The letters of credit were obtained as collateral for the Company's Tax Exempt Bonds, self-fund insurance programs and as direct collateral to assure compliance with governmental sanitary landfill closure and post-closure obligations for landfills.

Note 13 - Subsequent Events

     Subsequent to December 31, 1996, the Company completed the acquisition of 13 solid waste businesses - these businesses include one landfill, 12 collection operations and one transfer operation. These acquisitions were accounted for as purchases. Also, subsequent to December 31, 1996, the Company issued Common Stock for all of the outstanding stock of a solid waste business which includes one collection and one transfer operation. This transaction has been accounted for as a pooling-of-interests.
The historical operations of this business are not material to the Company's consolidated operations and financial position and, therefore, no restatement of the accompanying Consolidated Financial Statements was necessary.
  During March 1997, the Company completed a public offering of 3,450,000 shares of its Common Stock. Net proceeds of the offering were approximately $119.3 million. Approximately $47.2 million of such proceeds have been used to reduce outstanding indebtedness under the Company's Credit Facility. At March 25, 1997, the Company has cash and cash equivalents of approximately $69.0 million.

                                        UNITED WASTE SYSTEMS, INC.
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                         Additions
                                                  Charged
                               Balance              to
                                   at              Costs                                          Balance
                               Beginning            and                                           at end of
                               of Period          Expenses          Other(1)   Deductions(2)      Period
Year ended December
  31, 1996:
Allowance for
  doubtful accounts       $     2,249,324   $1,713,711   $          1,353,986   $2,240,834      $3,076,187

Year ended December
  31, 1995:
Allowance for
  doubtful accounts        $     1,949,479   $1,487,163    $          244,048   $1,431,366       $2,249,324

Year ended December
  31, 1994:
Allowance for
  doubtful accounts        $     1,830,792   $1,032,149    $          140,000   $1,053,462   $      1,949,479

(1) Consists of reserves assumed through acquisitions in 1996, 1995 and 1994, respectively.

(2)  Uncollectible accounts written-of, net of recoveries.

Item 9.     Changes in and Disagreements with Accountants on
Accounting and   Financial Disclosure.

  None.

                             PART III

Item 10.   Directors and Executive Officers of the Registrant

  The information set forth under the captions "Election of Directors" and "Compliance with Section 11(A) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, prior to April 30, 1997 (the "1997 Proxy Statement"), is incorporated herein by reference.

Item 11.  Executive and Director Compensation

  The information set forth under the captions "Executive and Director Compensation" and "Compensation Committee Interlocks and
Insider Participation" in the 1997 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

  The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" in the
1997 Proxy Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

  The information set forth under the caption "Security
Ownership of Certain Beneficial Owners and Management" in the
1997 Proxy Statement is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statements and Schedule, and
Reports on Form 8-K

(a)(1) Consolidated Financial Statements

       Report of Independent Auditors

       Consolidated Balance Sheets as of December 31, 1996 and
       1995

       Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements


(a)(2) Financial Statement Schedule

       Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

  Unless otherwise indicated, all exhibits are hereby incorporated by reference to United Waste Systems, Inc.'s
Registration Statement on Form S-1 Commission File No. 33-53488.
Following the description of each exhibit that is incorporated by reference to such Registration Statement is a number in parenthesis. This number indicates the exhibit number by which such exhibit is identified in such Registration Statement.

 3.1 Exhibit 3.1 - Amended and Restated Certificate of Incorporation dated October 31, 1991, as amended by (i) Certificate of Increase of Designated Number of Shares of Series B Cumulative Convertible Preferred stock dated March 31, 1992, (ii) Certificate of Correction to Amended and Restated Certificate of Incorporation dated April 30, 1992, (iii) Certificate of Amendment to Certificate of Incorporation dated October 9, 1992,
         (iv) Certificate of Change of Location of Registered Office and Registered Agent dated January 28, 1993,
         (v) Certificate of Amendment to Certificate of Incorporation dated August 31, 1993, and (vi) Certificate of Amendment to Certificate Incorporation dated June 12, 1996 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 Commission File No. 333-14489).
 3.2     By-laws. (3.5)

 4.1 Fourth Amended and Restated Credit Agreement dated as of December 5, 1996 among United Waste Systems, Inc., various financial institutions, the First National Bank of Boston as co-agent and Bank of America Illinois, as agent. (Incorporated by reference to Exhibit 99 to the Registrant's current report on Form 8-K dated December 5, 1996).

4.2      Mortgage, Loan and Trust Agreement dated as of August
         1, 1989 among Massachusetts Industrial Finance Agency,
         Resource Control Composting, Inc. and State Street Bank and Trust Company, as trustee. (4.8)

4.3      Loan Agreement dated April 1, 1995 between Michigan
         Strategic Fund and United Waste Systems, Inc.
         (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10-Q for the Quarterly period ended June 30, 1995).

4.4 Secured Note Agreement dated as of September 1, 1995, among the Registrant and various parties named therein.
         (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10-Q for the Quarterly period ended June 30, 1995).

4.5 Indenture dated June 5, 1996 between the Registrant and Bankers Trust Company, as Trustee. (Incorporate by reference to exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

4.6 Registration Rights Agreement dated June 5, 1996 between the Registrant and Goldman Sachs & Co. and others (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30 1996).

10.1+    1992 Stock Option Plan. (10.1)

10.2+    1992 Disinterested Director Stock Option Plan. (10.2)

10.3     Landfill Lease Agreement dated July 1, 1988 between the
         City of Lowell and Resource Control Inc., together with a form of amendment thereto dated July 1, 1992. (10.4)

10.4     Site Lease dated as of March 20, 1989 between the City
         of Springfield and Resource Control Composting, Inc.
         (10.5)

10.5     Solid Waste Disposal Services Agreement dated February
         12, 1992 among the City of Fitchburg, the Town of Westminster and RCI Fitchburg, Inc. (10.6)

10.6+ Amended and Restated Employment Agreement dated June 20, 1995 between United Waste Systems, Inc. and Bradley
         S. Jacobs. (Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

10.7+ Amended and Restated Employment Agreement dated June 20, 1995 between United Waste Systems, Inc. and Edward
         T. Sheehan. (Incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

10.8+ Amended and Restated Employment Agreement dated June 20, 1995 between United Waste Systems, Inc. and John N. Milne. (Incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

10.9+ Employment Agreement dated September 27, 1991 between the registrant and Richard Volonino, together with an amendment thereto dated November 11, 1992. (10.11)

10.10+ Amended and Restated Employment Agreement dated June 20, 1995 between United Waste Systems, Inc. and Michael
         J. Nolan. (Incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

10.11+   Form of Indemnification Agreement entered into by the
         registrant with each of its officers and directors.
         (10.20)

10.12+ Agreement dated as of October 1, 1991 between the registrant and Bradley S. Jacobs. (10.21)

10.13+ Form of Warrant dated as of October 17, 1992 issued by the registrant to John N. Milne. (Incorporated by reference to Exhibit No. 10.25.1 to the registrant's Registration Statement on Form S-1, Commission File No. 33-70832)

10.14+ Form of Warrant dated as of October 17, 1993 issued by the registrant to John N. Milne. (Incorporated by reference to Exhibit No. 10.25.2 to the registrant's Registration Statement on Form S-1, Commission File No. 33-70832)

10.15 Landfill Lease Agreement dated May 6, 1983 by and between Antoinette Zielinski and Connecticut Valley Sanitary Waste Disposal, Inc., together with addendum. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for 1995).

10.16 Asset Purchase Agreement dated as of June 13, 1991 among Ham Sanitary Landfill, Inc. MAH Equipment, Inc., Harry D. Humphrey, Jr., Ronald E. Mann, John H. Allen and Jacobs Landfill, Inc., together with a form of amendment thereto dated January, 1992. (10.69)

10.17 Merger Agreement dated September 25, 1992 among Kelly Run Sanitation, Inc., Marino Fiore, Margaret Fiore, Gary Fiore, Ralph Fiore and the registrant together with an amendment thereto dated November 12, 1992. (10.72)

10.18 Stock Purchase Agreement dated August 31, 1992 among K & W Landfill, Inc., Roska Route, Inc., Charles Kotlaris and United Waste Systems of Ontonagon, Inc., together with an amendment thereto dated November 4, 1992. (10.76)

10.19 Acquisition Agreement dated April 1, 1992 among the registrant, Robert P. Foley, Matthew J. Parzych, Resource Control, Inc., Martone Trucking, Inc., Standard Methods, Inc., Northeast Consultants, Inc., RCI Hudson, Inc., Resource Control Composting, Inc., RCI Clinton, Inc. and RCI Fitchburg, Inc. (10.77)

10.20 Second amendment to Merger Agreement dated September 25, 1992 among Kelly Run Sanitation, Inc., Marino Fiore, Margaret Fiore, Gary Fiore, Ralph Fiore and United Waste Systems, Inc. dated December 29, 1992. (Incorporated by reference to registrant's Current Report on Form 8-K dated December 18, 1992.)

10.21 Letter Agreement dated as of May 14, 1993, among United Waste of Northwest Michigan, Inc., Edmire Leasing, Inc., Ascione Development Company, Edward P. Ascione and Vida J. Ascione. (Incorporated by reference to Exhibit No. 10.87 to the registrant's Registration Statement on Form S-1 Commission File No. 33-70832)

10.22 Asset Purchase Agreement among United Waste Systems, Inc., United Waste of Northwest Michigan, Inc., Edmire Leasing, Inc., Michael A. Ascione, Edward G. Ascione, Renee A. Chwastek, Edward P. Ascione, and Vida J. Ascione (Incorporated by reference to the registrant's Current Report on Form 8-K dated May 15, 1993)

10.23 Agreement and Plan of Reorganization among United Waste Systems, Inc., United Waste of Northwest Michigan, Inc., Northern A-1 Sanitation Services, Inc., Edward P. Ascione, Vida J. Ascione, Michael A. Ascione, Edward G. Ascione, and Renee A. Chwastek. (Incorporated by reference to the registrant's Current Report on Form 8-K dated May 15, 1993)

10.24    Merger Agreement dated May 14, 1993, among United Waste
         Systems, Inc., Traverse Acquisition, Inc., Glen's
         Sanitary Landfill, Inc., G.S. And M.S., Inc., George R.
         Slater and Margaret E. Slater. (Incorporated by reference to the registrant's Current Report on Form 8-K dated May 14, 1993)

10.25 Merger Agreement dated May 14, 1993, among United Waste Systems, Inc., Holland Acquisition, Inc., West Michigan Disposal Company, George R. Slater and Margaret E. Slater. (Incorporated by reference to the registrant's Current Report on Form 8-K dated May 14, 1993)

10.26+*  Amendment to 1992 Stock Option Plan.

10.27+*  Amendment to 1992 Disinterested Director Stock Option
         Plan.

10.28    Form of Underwriting Agreement dated July 1995, between
         United Waste Systems, Inc., and Goldman, Sachs & Co.
         and Prudential Securities Incorporated as representatives of the several underwriters
         (Incorporated by reference to exhibit 1 to the registrant's Current Report on Form 8-K dated July 5,
         1995).

10.29 Underwriting Agreement for common stock offering dated December 15, 1994. (Incorporated by reference to Exhibit No. 1.1 to the registrant's Registration Statement on Form S-3, Commission File No. 33-86380)

10.30+ Amended and Restated Employment Agreement dated June 20, 1995 between United Waste Systems, Inc. and Robert
         P. Miner. (Incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995).

10.31 Agreement dated as of September 29, 1995, among United Waste Systems, Inc., United Waste Systems of California, Inc. James M. Carroll, Sharon I. Carroll, Robert J. Carroll, David M. Carroll, Pamela R. Carroll Sheppard, James M. Sheppard and James M. and Sharon I. Carroll Revocable Trust and Silver Creek Investments. (Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated September 29, 1995).

10.32 Stock and Asset Purchase Agreement dated as of September 19, 1995, among United Waste Systems, Inc. and Partyka Resource Management Companies, Inc., Partyka Resource Management Company, J.F. Partyka & Son, Inc. Joseph F. Partyka Jr. and Emily L. Partyka. (Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K dated September 19, 1995, Items 2 and 7).

10.33 Underwriting Agreement dated as of May 31, 1996 among the Registrant, Goldman Sachs & Co. and the other underwriters named herein. (Incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30 1996).

10.34* Underwriting Agreement dated as of March 3, 1997 among the Registrant, Goldman, Sachs & Co. and other underwriters named herein.

11.1*    Computation of Earnings Per Share.

12.1*    Ratio of Earnings to Fixed Charges

21.1*    Subsidiaries of the registrant

23.1*    Consent of Ernst & Young LLP

27.1*    Financial Data Schedule

99.1*    Independent Auditors Report of Hanson Rotter & Green
_______________________________________________

   *     These exhibits are filed herewith.

   + These exhibits are executive officer or director compensatory contracts or plans.

(b)      Reports on Form 8-K
         The following reports on Form 8-K were filed during the quarter ended December 31, 1996.

(1)      Form 8-K dated September 27, 1996, Item 5

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNITED WASTE SYSTEMS, INC.


Date:  March 27, 1997              By:  Michael J. Nolan
                                         Michael J. Nolan
                                         Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Bradley S. Jacobs
--------------------
Bradley S. Jacobs
Chairman, Chief Executive Officer and Director (Principal
Executive Officer)
March 27, 1997

John N. Milne
--------------------
John N. Milne, Director
March 27, 1997


G. Chris Andersen
--------------------
G. Chris Andersen, Director
March 27,1997


Lawrence J. Twill, Sr.
--------------------
Lawrence J. Twill, Sr., Director
March 27, 1997


Christian Weyer
--------------------
Christian Weyer, Director
March 27, 1997

J. Bryan Williams, III
--------------------
J. Bryan Williams, III, Director
March 27, 1997


Michael J. Nolan
--------------------
Michael J. Nolan, Chief Financial Officer
(principal financial officer)
March 27, 1997


Sandra E. Welwood
--------------------
Sandra E. Welwood, Vice President Controller
(principal accounting officer)
March 27, 1997