Form 10-K/A
period 1996-12-31
UNITED WASTE SYSTEMS INC
filed 1997-04-30
CIK 879688

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-K/A#1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K in not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 12, 1997, there were 42,641,771 shares of the registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant at March 12, 1997 was approximately $1,722,276.00. The aggregate market value was calculated by using the closing price of the stock as of that date on the Nasdaq Stock Market.

Documents Incorporated by Reference:

None

                    FORM 10-K/A#1 REPORT INDEX

                                                            Page

PART III

 Item 10  Directors and Executive Officers of the Registrant .  3

 Item 11  Executive Compensation . . . . . . . . . . . . . . .  4

 Item 12  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . 13

 Item 13  Certain Relationships and Related Transactions . . . 15

          Signatures . . . . . . . . . . . . . . . . . . . . . 16


                             PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors and Executive Officers

     See Item 1 - "Business-Executive Officers of the Registrant" for information regarding the directors and executive officers of the Company.

     Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified. The Company's executive officers are elected by the Board of Directors and, subject to the employment agreements described under Item 11 - "Executive Compensation," serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to the Company and written representations from certain of the Company's officers and directors that no other such reports were required, the Company believes that during the period from January 1, 1996 through December 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent stockholders were complied with on a timely basis.


Item 11.  Executive Compensation

     All share information under this Item 11 has been adjusted to give effect to a 2-for-1 stock split effected on June 18, 1996.

Summary Compensation Table

     The following table sets forth for the periods indicated information concerning the compensation of the chief executive officer of the Company and the four most highly compensated executive officers of the Company (other than the chief executive officer) during 1996.

                                                                                   Long Term
                                                                                  Compensation
                                                                                     Awards
                                               Annual Compensation (1)             Securities
     Name and Principal                                                            Underlying            All Other
          Position               Year      Salary($)    Bonus($)      Options(#)   Compensation($)
Bradley S. Jacobs                1996     332,500(2)    174,000        370,000
Chief Executive Officer          1995     272,411(2)     92,482        280,000
                                 1994     196,250(2)     67,500        380,000

Edward T. Sheehan                1996     195,000        62,500        135,000
President                        1995     195,000        62,500        120,000
                                 1994     195,000        62,500        100,000       25,000(3)

John N. Milne                    1996     150,900(2)     55,000        240,000        1,000(4)
Senior Vice President            1995     153,250(2)     55,000        120,000
                                 1994     153,250(2)     55,000        160,000

Michael J. Nolan                 1996     125,000        40,000        135,000        1,000(4)
Chief Financial Officer          1995     112,500        40,000        120,000
                                 1994     102,500        40,000         50,000

Richard A. Volonino              1996     140,000        32,500         35,000        1,000(4)
Executive Vice President         1995     140,000        32,500         23,000
                                 1994     140,000        32,500         30,000

(1) The only type of other annual compensation for each of the named officers was in the form of perquisites which were in each case less than the level required for reporting.

(2) Includes directors' fees to Messrs. Jacobs and Milne of $2,500, $8,000 and $6,250 each in 1996, 1995 and 1994, respectively.

(3)  Consists of a one-time payment for relocation expenses.

(4)  Represents a contribution by the Company under its 401(K) Plan.

Options

     The following tables summarize the options granted in 1996 to the executive officers named in the Summary Compensation table above, the potential value of these options at the end of the option term, assuming certain levels of appreciation of the Company's Common Stock, options exercised in 1996 by such executive officers and the number and value of all options held by such executive officers at the end of 1996.

                                          Option Grants in 1996
                                         Individual Grants
                                   % of                                          Potential Realizable
                                  Total                                          Value at Assumed
                    Number of    Options                                          Rate of Stock
                    Securities   Granted          Exercise                        Appreciation
                    Underlying     to             Price                             For Option
                     Options     Employees           Per        Expiration           Term(1)
Name                Granted(#)   in 1996            Share            Date       5%              10%
Bradley S. Jacobs   180,000(2)     9.1%          $25.00          7/15/06     $7,330,026    $11,671,841
                    190,000(3)     9.6%           31.00         12/13/06      9,594,189     15,277,143
Edward T. Sheehan    60,000(2)     3.0%           25.00          7/15/06      2,443,342      3,890,614
                     75,000(3)     3.8%           31.00         12/13/06      3,787,180      6,030,451
John N. Milne       115,000(2)     5.8%           25.00          7/15/06      4,683,072      7,457,010
                    125,000(3)     6.3%           31.00         12/13/06      6,311,967     10,050,752
Michael J. Nolan     60,000(2)     3.0%           25.00          7/15/06      2,443,342      3,890,614
                     75,000(3)     3.8%           31.00         12/13/06      3,787,180      6,030,451
Richard A. Volonino  15,000(2)     0.8%           25.00          7/15/06        610,835        972,653
                     20,000(3)     1.0%           31.00         12/13/06      1,009,915      1,608,120


(1) The dollar amounts under these columns are the result of calculations at hypothetical 5% and 10% compounded annual appreciation rates prescribed by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price.

(2) Each of these options were exercisable as to 33.3% on July 15, 1996, and will become exercisable as to 33.3% on July 15, 1997, and as to the balance on July 15, 1998. See "--Employment Contracts and Change-in-Control Arrangements" for certain information concerning the potential impact on outstanding options of an Agreement and Plan of Merger which the Company entered into on April 13, 1997.

(3) Each of these options were exercisable as to 33.3% on December 13, 1996, and will become exercisable as to 33.3% on December 13, 1997, and as to the balance on December 13, 1998. See "--Employment Contracts and
Change-in-Control Arrangements" for certain information concerning the potential impact on outstanding options of an Agreement and Plan of Merger which the Company entered into on April 13, 1997.

                                    Aggregated Option Exercises in 1996
                                 and Value of Options at December 31, 1996

                      Number
                     of Share                         Number of Securities             Value of Unexercised
                    Acquired                            Underlying                        In-the-Money
                        on                          Unexercised Options                     Options at Year
                     Exercise         Value              at Year End(#)                         End
Name                   (#)            Realized      Exercisable    Unexercisable  Exercisable        Unexercisable
Bradley S. Jacobs    596,667      $15,333,280         192,666         504,001       $ 1,868,244      $7,118,014

Edward T. Sheehan    228,596        4,515,406          74,439         177,333           755,314       2,371,741

John N. Milne        327,780        6,514,931         202,667         267,333         3,235,757       3,345,493

Michael J. Nolan     180,945        3,558,916          71,000         160,667           681,375       1,940,509

Richard A. Volonino  130,865        2,770,304          72,062          42,853         1,578,657         576,355



Compensation of Directors

  Each director of the Company is paid up to $2,500 per day for each Board of Directors' meeting such director attends, together with an expense reimbursement. In addition, members of the Board of Directors who are not officers were granted options in 1996 as follows: Mr. Andersen (options to purchase an aggregate of 30,000 shares at an exercise price per share of $25.00 and 40,000 shares at an exercise price per share of $31.00); Mr. Weyer (options to purchase an aggregate of 36,000 shares at an exercise price per share of $27.38); and Mr. Williams (options to purchase an aggregate of 36,000 shares at an exercise price per share of $27.38). The options granted to Mr. Weyer and Mr. Williams were granted pursuant to the Disinterested Director Plan described below. For information concerning options granted to directors who are officers, see the table above captioned "Option Grants in 1996."

Disinterested Director Plan

  On June 25, 1992, the Board of Directors of the Company adopted the Company's 1992 Disinterested Director Stock Option Plan (the "Disinterested Director Plan"). The only persons eligible to participate in the Disinterested Director Plan are the members of the Company's Stock Option Committee who are ineligible to receive options under the Company's 1992 Stock Option Plan (each such member being referred to as a "Disinterested Director"). At present the Disinterested Directors are J. Bryan Williams, III, and Christian Weyer.

  Under the terms of the Disinterested Director Plan, on June 6 of each year, each person that is a Disinterested Director as of such date is entitled to receive an option to purchase 36,000 shares of Common Stock at an exercise price per share equal to the fair market value per share of Common Stock on such date (except that the foregoing does not apply to a person that as of such date was a director for less than six months). The aggregate number of shares of Common Stock that may be subject to options granted under the Disinterested Director Plan may not exceed 368,000. Only non-qualified options may be issued under the plan, and no options may be granted under the plan after April 30, 2002.

  The Disinterested Director Plan may be amended from time to time by the Board of Directors of the Company. However, the Board of Directors may not, without shareholder approval, amend the Disinterested Director Plan to increase the number of shares of Common Stock which may be issued thereunder (except upon changes in capitalization as specified in the Disinterested Director Plan), decrease the minimum exercise price provided in the plan or change the class of persons eligible to participate in the plan.

Employment Contracts and Change-in-Control Arrangements

  The Company has entered into employment agreements (the
"Employment Agreements") with each of the executive officers named in the Summary Compensation Table above. Certain information with regard to such Employment Agreements is set forth below.

  Base salary is payable at a rate per annum as follow: Mr.
Jacobs ($330,000), Mr. Sheehan ($170,000), Mr. Milne ($140,000),
Mr. Nolan ($125,000), and Mr. Volonino ($140,000). The base salary payable to Messrs. Jacobs and Milne is subject to possible upward adjustment based upon changes in a designated consumer price index. Certain of the Employment Agreements provide for a minimum bonus (or other incentive compensation) at a rate per annum as follows:
Mr. Jacobs ($174,000), Mr. Sheehan ($25,000), Mr. Milne ($40,000),
and Mr. Nolan ($40,000). In addition to the bonuses and incentive compensation specifically provided for, the Company may pay such additional bonuses or incentive compensation as may be authorized by the Board of Directors.

  The Employment Agreements with the following executives provide that the term shall automatically renew so that at all times the balance of the term will not be less than the period hereinafter specified with respect to such executive: Mr. Jacobs (five years), Mr. Sheehan (two years and three months), Mr. Milne (three years) and Mr. Nolan (three years). However, the Company may at any time terminate any such Employment Agreement, with or without cause, provided that the Company is required to make severance payments to the extent described in the following paragraphs.

  The Employment Agreement with each of Messrs. Jacobs and Milne provides that the executive is entitled to severance benefits in the event that (i) his Employment Agreement is terminated by the Company without cause (as defined in the Employment Agreement),
(ii) the executive terminates his Employment Agreement for Good Reason (as so defined) or because of a breach by the Company of its obligations thereunder or (iii) his employment is terminated as a result of death or disability. The severance benefits include (i) a lump sum payment equal to the executive's monthly base salary and minimum annual bonus at the time of termination for a specified period (three years, in the case of Mr. Jacobs, and two years, in the case of Mr. Milne) and (ii) the continuation of the executive's benefits for such specified period. Certain of the other Employment Agreements provide that the executive is entitled to severance benefits, of up to six months base salary, in the event that the executive's Employment Agreement is terminated without cause (as defined in the Employment Agreement).

  Certain of the Employment Agreements provide that, if a change of control (as defined in the Employment Agreement) occurs and the employment of the executive terminates under specified circumstances, including termination by the executive within a specified period of time of the change of control, the executive is entitled to receive a lump-sum payment equal to the base salary and minimum bonus that would have been payable to him for the balance of the term (determined as of the date of termination of employment). Based on current compensation levels, the amount payable to each executive is as follows: Mr. Jacobs ($2,520,000), Mr. Sheehan ($438,750), Mr. Milne ($540,000), and Mr. Nolan ($495,000). In addition, if any portion of such payment to the executive constitutes an "excess parachute payment" (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")), the executive is entitled to receive a payment sufficient on an after-tax basis to offset any excise tax payable by the executive pursuant to Section 4999 of the Code. Any payment constituting an "excess parachute payment" would not be deductible by the Company.

  As previously reported in the Company's Current Report on Form 8-K dated April 13, 1997, the Company has entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of April 13, 1997, among the Company, USA Waste Services, Inc., a Delaware corporation ("USA Waste"), and Riviera Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of USA Waste ("Sub"). (A copy of the Merger Agreement is attached as an Exhibit to such Report on Form 8-K). Subject to the terms and conditions of the Merger Agreement, the Merger Agreement contemplates that Sub will merge with and into the Company (the "Merger"), and each share of common stock of the Company will be converted into 1.075 shares of common stock of USA Waste. The Merger is conditioned upon, among other things, approval by shareholders of the Company and USA Waste, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
It is expected that the lump-sum payments to executive officers described in the preceding paragraph will be payable upon the closing of the Merger.

  The Merger Agreement contemplates that the Company will use its commercially reasonable efforts to ensure that each outstanding option to purchase the Company's Common Stock (whether or not such option has previously vested or become exercisable) will be canceled in exchange for common stock of USA Waste having a market value (calculated as provided in the Merger Agreement) equal to the fair value of such option (determined as provided in the Merger Agreement).

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Board of Directors of the Company during 1996 consisted of J. Bryan Williams, III, its chairman, Bradley S. Jacobs and Christian Weyer. Mr. Jacobs was also a senior executive officer of the Company during 1996. No compensation committee interlocks with other companies have existed through this date.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

       The following table and the notes thereto set forth, as of March 31, 1997 (except as footnoted), certain information concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the chief executive officer of the Company and the four most highly compensated executive officers of the Company (other than the chief executive officer) during 1996 and (iv) all executive officers and directors of the Company as a group.

                                                                Percentage
                                 Number of Common                of Common
 Name and Address of            Shares Beneficially                Stock
 Beneficial Owner(1)                 Owned(2)                    Outstanding
Pilgrim Baxter                    3,986,800 (3)                   9.27%
 & Associates
  1255 Drummers Lane
  Wayne, PA  19087
Fred Alger                        2,250,100 (4)                   5.23%
 Management, Inc.
  75 Maiden Lane
  New York, NY  10038
FMR Corp.                         2,123,000 (5)                   4.93%
  82 Devonshire Street
  Boston, MA  02109
Bradley S. Jacobs                   820,546 (6)                   1.89%
Edward T. Sheehan                   166,211 (7)                     *
John N. Milne                       269,332 (8)                     *
Michael J. Nolan                     87,667 (7)                     *
Richard A. Volonino                  82,062 (7)                     *
G. Chris Andersen                    85,000 (7)                     *
Lawrence J. Twill                    55,430 (7)                     *
Christian Weyer                      57,667 (7)                     *
J. Bryan Williams, III               83,141 (7)                     *
All executive officers and
directors as a group
(10 persons)                      1,795,320                       4.05%

* Less than 1%
(1)  Where no address is indicated, the address is c/o the Company.
(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) The information concerning the number of shares beneficially owned, is as of December 31, 1996 and is based on a Schedule 13G filed by Pilgrim Baxter & Associates with the Securities and Exchange Commission (the "SEC"). Such Schedule 13G indicates that Pilgrim Baxter and & Associates has shared voting power and sole dispositive power with respect to the indicated shares.
(4) The information concerning the number of shares beneficially owned, is as of December 31, 1996 and is based on a Schedule 13G filed by Fred Alger Management, Inc., and Mr. Fred Alger with the SEC. Such Schedule 13G indicates that Fred Alger Management, Inc. (and Mr. Fred Alger, who controls such company) has sole voting power with respect to 21,200 shares, shared voting power with respect to 1,950,000 shares and sole dispositive power with respect to 2,237,700 shares.
(5) The information concerning the number of shares beneficially owned, is as of December 31, 1996 and is based on a Schedule 13G filed by FMR Corp. with the SEC. Such Schedule 13G indicates that
(i) Fidelity Management Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp., is the beneficial owner of 1,866,000 shares as a result of acting as an investment advisor to various investment companies (the "Funds") and as the sub-adviser to a unit trust (the "Trust") and (ii) Fidelity Management Trust Company ("Fidelity Trust"), a wholly owned subsidiary of FMR Corp., is the beneficial owner of 257,000 shares as a result of serving as investment manager to various institutional accounts (the "Institutional Accounts"). Such Schedule 13G further indicates that Edward C. Johnson 3d (Chairman of FMR. Corp.) and FMR Corp., through control of Fidelity and Fidelity Trust, have (i) the sole power to dispose of the 1,859,600 shares owned by the Funds (but not the power to vote such shares, since such power resides with the Funds' Boards of Trustees), (ii) sole dispositive power with respect to the shares owned by the Institutional Accounts, (iii) sole power to vote or direct the voting of 222,800 of the shares owned by the Institutional Accounts and (iv) no power to vote or direct the voting of 34,200 of the shares owned by the Institutional Accounts. Such Schedule 13G further indicates that FMR. Corp., through control of Fidelity, has the sole power to vote and dispose of the 6,400 shares owned by the Unit Trust.
(6) Consists of 501,213 shares held by Mr. Jacobs and 319,333 shares underlying currently exercisable options held by Mr. Jacobs. Does not include shares underlying options held by Mr. Jacobs that are not exercisable within 60 days of March 31, 1997.
(7) Consists of shares underlying currently exercisable options held by the indicated persons. Does not include shares underlying options held by the indicated persons that are not exercisable within 60 days of March 31, 1997.
(8) Consists of (i) 13,332 shares underlying currently exercisable warrants held by Mr. Milne and (ii) 256,000 shares underlying currently exercisable options held by Mr. Milne. Does not include shares underlying options held by Mr. Milne that are not exercisable within 60 days of March 31, 1997.

Item 13.   Certain Relationships and Related Transactions

None.
                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     UNITED WASTE SYSTEMS, INC.

Date:  April 30, 1997              By:  Michael J. Nolan
                                        Michael J. Nolan
                                        Chief Financial Officer