Form 10-Q
period 1997-03-31
UNITED WASTE SYSTEMS INC
filed 1997-05-14
CIK 879688

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1997:

        Common Stock, $.001 par value   43,275,125 shares

                      UNITED WASTE SYSTEMS, INC.
     FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                              INDEX

                                                            Page

PART I    FINANCIAL INFORMATION

 Item 1   Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of March 31,
          1997 and December 31, 1996 (unaudited) . . . . . . . .3

          Condensed Consolidated Statements of Operations for
          Three Months Ended March 31, 1997 and 1996
          (unaudited). . . . . . . . . . . . . . . . . . . . . .5

          Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1997
          (unaudited). . . . . . . . . . . . . . . . . . . . . .6

          Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1997 and 1996
          (unaudited)                                           7

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                            9

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . 16

PART II   OTHER INFORMATION

 Item 1   Legal Proceedings. . . . . . . . . . . . . . . . . . 26

 Item 2   Changes in Securities. . . . . . . . . . . . . . . . 27

 Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . 28

          Signatures . . . . . . . . . . . . . . . . . . . . . 29

                      UNITED WASTE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                        March 31              December 31
                                         1997                     1996
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents      $        75,951,282        $       2,567,854
  Accounts receivable, net of
    allowance for doubtful accounts
    of $3,179,000 in 1997
    and $3,076,000 in 1996                56,278,321               54,963,664
  Prepaid expenses and other current
    assets                                27,431,050               29,989,310

          Total current assets           159,660,653               87,520,828

Property and equipment, net
  of accumulated depreciation of
  $107,706,000 in 1997
  and $94,407,000 in 1996                405,093,226              387,980,224
Intangible assets, net                   303,329,347              286,851,677
Other assets                              36,665,855               38,688,965
                                 $       904,749,081        $     801,041,694
Current liabilities:
  Current portion of long-term debt
   and nonrecourse bonds         $         5,112,761        $       5,064,413
  Accounts payable                        21,303,689               23,923,298
  Deferred revenue                        12,432,289               12,189,998
  Due to seller                            4,834,128                4,258,016
  Short-term accrued landfill costs        5,458,442                4,648,923
  Current portion of capital lease
    obligations                              471,351                  846,528
  Accrued expenses and other current
    liabilities                           31,690,968               24,768,470
          Total current liabilities       81,303,628               75,699,646

Long-term debt, less current portion     263,732,184              302,704,119
Obligations under capital leases, less
  current portion                            226,480                  373,296
Nonrecourse sewage facility revenue bonds,
  less current portion                     8,900,000                8,900,000

Accrued landfill costs                    47,455,368               44,878,800
Other long-term liabilities               12,849,742               13,137,811
Deferred income taxes                     40,531,715               36,634,609
Commitments and contingencies

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS - Con't
                                        March 31              December 31
                                         1997                     1996
                                                 (Unaudited)
Stockholders' equity:
  Preferred stock, $.001 par value
  5,000,000 shares authorized; none
  outstanding
  Common stock, $.001 par value,
  75,000,000 shares authorized;
  43,029,321 in 1997 and 39,089,553
  in 1996 shares issued and
  outstanding                               43,029                   39,090
Additional paid-in capital             370,767,938              248,973,700
Retained earnings                       78,938,997               69,700,623
          Total stockholders' equity   449,749,964              318,713,413
                                      $904,749,081             $801,041,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Three Months Ended
                                                     March 31

                                      1997                     1996
                                             (Unaudited)
Revenues                      $        95,579,528        $       69,580,498

Cost of operations                     61,862,294                45,454,342
Selling, general and administrative
  expense                              15,201,740                11,409,685

Income from operations                 18,515,494                12,716,471
Interest expense                        4,140,527                 3,408,687

Other income, net                        (661,734)                 (139,234)

Income before provision
  for pro forma income taxes           15,036,701                 9,447,018

Provision for pro forma
  income taxes                          6,201,839                 3,669,434

Pro forma net income          $         8,834,862        $        5,777,584

Pro forma earnings per common
  share and common
  equivalent share            $               .21        $              .15

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (UNAUDITED)
                                   Common Stock
                          Number                          Additional
                             of                             Paid-in          Retained
                          Shares             Amount         Capital          Earnings
Balance,
  December 31, 1996         39,089,553      $39,090      $248,973,700       $69,700,623
Poolings-of-interests          384,472          384           192,691        (1,483,055)
Exercise of common
  stock warrants
  and options                   27,137           27         2,174,421
Issuance of
  common stock               3,528,159        3,528       121,162,035
Subchapter S
  distributions of
  pooled entities                                                              (168,145)
Pro forma net income                                                          8,834,862
Pro forma tax adjustment                                                        319,803
Reclassification of Subchapter
  S accumulated earnings to
  paid-in capital                                            (1,734,909)      1,734,909
Balance,
  March 31, 1997            43,029,321      $43,029        $370,767,938     $78,938,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Three Months Ended
                                                   March 31
                                         1997                       1996
                                                 (Unaudited)
Cash flows from operating activities:
  Pro forma net income                $  8,834,862            $    5,777,584
  Adjustments to reconcile
    pro forma net income
    to net cash provided by operating
    activities:
      Depreciation and amortization     10,588,771                 8,425,379
      Deferred income taxes              4,261,736                   969,799
      (Gain)Loss on sale of assets        (184,000)                   12,388
      Pro forma tax adjustment             319,803                   (89,582)
Changes in operating assets and
  liabilities:
    Accounts receivable                  1,065,640                   511,026
    Other assets                         4,213,492                  (491,393)
    Accounts payable                    (2,860,442)               (4,556,500)
    Accrued landfill costs                 136,087                   371,884
    Other liabilities                   (2,321,496)                1,759,603
    Net cash provided by operating
      activities                        24,054,453                12,690,188
Cash flows from investing activities:
  Purchases of property and equipment  (10,122,690)               (7,911,669)
  Proceeds from sale of assets             678,000
  Restricted investments, net (held to
    maturity)                             (307,563)                1,985,768
  Payments of contingent purchase price (1,388,400)                 (555,420)
  Payments of capitalized project costs (1,363,132)                 (290,628)
  Purchases of other companies,
    net of cash acquired               (18,112,715)              (28,650,056)
  Net cash used in investing activities(30,616,500)              (35,422,005)
Cash flows from financing activities:
  Due to sellers                           (96,227)               (2,243,872)
  Proceeds from debt                    17,300,000                21,261,106
  Repayments of debt                   (57,685,679)               (9,611,264)
  Repayments of capital lease obligations (521,993)                 (332,185)
  Subchapter S distributions of pooled
    entities                              (168,145)                 (608,037)
  Proceeds from exercise of common
    stock warrants and options           2,174,448                10,781,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                         Three Months Ended
                                             March 31
                                  1997                       1996
                                              (Unaudited)
  Net proceeds from issuance
    of common stock                  118,943,071
  Net cash from financing activities  79,945,475           19,247,203
  Increase (Decrease) in cash and
    cash equivalents                  73,383,428           (3,484,614)
Cash and cash equivalents at
  beginning of period                  2,567,854            6,721,849
Cash and cash equivalents at
  end of period                      $75,951,282           $3,237,235

Supplemental disclosure of cash flow
information:
  Cash paid during the period for interest,
    net of amounts capitalized       $ 3,624,676           $3,509,942
  Net cash (received) paid during the
    period for income taxes          $(3,069,561)          $2,157,320
Supplemental schedule of noncash investing
  and financing activities:
  The Company acquired the net assets
    and assumed certain liabilities of
    other companies as follows:
  Fair value of net assets acquired:
    Property and equipment            $ 9,646,151           $15,960,870
    Other assets, net of cash acquired 20,343,794            23,789,450
    Less liabilities assumed           (9,001,457)           (7,823,613)
    Less amounts due to seller           (245,858)           (2,006,922)
    Less amounts paid in common stock  (2,222,492)           (1,144,893)
    Less deposits and capitalized project
      costs paid in prior periods        (407,423)             (124,836)
    Net cash paid                      $18,112,715          $28,650,056

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    UNITED WASTE SYSTEMS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1997 and 1996

Note 1 - Basis of presentation

    The Condensed Consolidated Financial Statements included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    The Condensed Consolidated Statement of Operations and
Statement of Cash Flows for the three months ended March 31, 1996 of the Company have been restated to include the accounts of certain acquisitions completed in 1996, that were accounted for as poolings-of-interests. See Note 2.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, basic earnings per share will exclude the dilutive effect of the Company's stock options and warrants. Implementation of SFAS 128 is expected to result in basic earnings per share for the three months ended March 31, 1997 and March 31, 1996 of $.22 and $.16 respectively and diluted earnings per share of $.21 and $.15, respectively.

    In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 96-1 ("SOP 96-1"), Environmental Remediation Liabilities. SOP 96-1 provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 also contains a discussion of major federal legislation relating to environmental remediation and pollution prevention and control. The adoption of SOP 96-1 did not have a material effect on the Company's financial position and results of operations.

    The per share data of the Company included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1996 has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that became effective in June 1996.

Note 2 - Acquisitions

    The table below provides a summary description of completed acquisitions (not including acquisitions described below that were accounted for as poolings-of-interests) during the three months ended March 31, 1997:


Type of Operation                       Number Acquired

Landfill                                      1(1)

Collection companies                         16(2)

Transfer stations                             2(3)

---------------
(1)  The landfill is located in Illinois.

(2) The collection companies (including 12 tuck-in acquisitions) are located in Arizona, California, Illinois, Kentucky, Maine,
Massachusetts, New Mexico, North Dakota, Pennsylvania, Rhode
Island, Vermont, and Wisconsin.

(3)  The transfer stations are located in Kentucky and Wisconsin.

     The above acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's Condensed Consolidated Financial
Statements from their respective acquisition dates.

    The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 1997 and 1996 as though (i) the acquisitions summarized above (excluding certain thereof that were not material individually or in the aggregate) which were consummated in the three months ended March 31, 1997, were made on January 1, 1997, in the case of the results for the three months ended March 31, 1997, and (ii) each acquisition which was consummated during the period of January 1, 1996 to March 31, 1997 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K (excluding certain thereof that were not material individually or in the aggregate), was made on January 1, 1996, in the case of the results for the three months ended March 31, 1996.

                                  Three Months Ended
                                      March 31
                        1997                               1996
Revenues            $       97,963,776             $     82,532,878

Net income                   8,816,153                    5,686,956

Primary earnings                   .21                          .15
  per common share and common
  equivalent share

Fully diluted earnings
  per common share and common
  equivalent share                  .21                         .15

     The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

     During February and March 1997, the Company issued 384,472 shares of its Common Stock for the acquisitions of five solid waste management companies. These transactions were accounted for as poolings-of-interests; however, these acquisitions were not material to the Company's consolidated operations and financial position and, therefore, the 1996 Condensed Consolidated Financial Statements have not been restated.

     On June 28, 1996, the Company issued 730,765 shares of its Common Stock for all of the outstanding shares of common stock of Salinas Disposal Service, Inc., Rural Dispos-All Service, Inc. and Madison Lane Properties, Inc. (the "Salinas Companies"), a group of affiliated companies that comprise an integrated solid waste management company. This transaction has been accounted for as a pooling-of-interests and, accordingly, the Condensed Consolidated Financial Statements have been restated for the three months ended March 31, 1996 to include the accounts of the Salinas Companies.

     During September 1996, the Company issued 579,857 shares of its Common Stock for the acquisition of three solid waste management companies (the "Pooled Companies"). These transactions were accounted for as poolings-of-interests and, accordingly, the Condensed Consolidated Financial Statements have been restated for the three months ended March 31, 1996 to include the accounts of the Pooled Companies.

     During December 1996, the Company issued 178,701 shares of its Common Stock for the acquisition of two solid waste management companies. These transactions were accounted for as poolings-of-interests; however, these acquisitions were not material to the Company's consolidated operations and financial position and, therefore, the 1996 Condensed Consolidated Financial Statements have not been restated.

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

     On May 26, 1995, the Company sued Robert Foley and Matthew Parzych in the United States District Court for the District of Connecticut, Case No. 3:95-CV-985. The defendants sold stock in certain Massachusetts corporations to the Company under an agreement dated April 1, 1992 (the "1992 agreement"). In the suit the Company seeks approximately $1,115,000 in cash and securities from an escrow account and additional amounts from defendants by reason of indemnity provisions contained in the 1992 agreement and confirmed in an agreement dated January 28, 1994 (the "1994 agreement"). The defendants have counterclaimed against the Company and its chief executive officer, seeking to invalidate the 1994 agreement primarily for alleged lack of consideration and economic duress, and to receive alleged damages and costs. The counterclaims for damages are primarily for alleged misrepresentations by the Company in connection with the 1992 agreement, and were asserted by defendants notwithstanding provisions in the 1994 agreement which generally released the Company from all claims. The Company moved to summarily dismiss the counterclaims. On March 31, 1997, the Court granted the Company's motion in part and denied it in part. The Company intends vigorously to pursue its claims in this action and to defend against the remaining counterclaims. In the opinion of management, this claim should not materially affect the financial position of the Company.

     In June 1996, Dale Lynch, Dennis Lynch and D.L. Lynch sued the Company, its chief executive officer and a subsidiary of the Company in the Circuit Court of Whitley County, Kentucky (Index No. 96 CI 00355). The subsidiary purchased the Tri-County landfill from the plaintiffs in 1991. The suit primarily seeks compensatory and punitive damages for alleged breach of contract and for allegedly fraudulent representations in connection with this purchase. The Company has filed a counterclaim for breach of warranties and fraud. The Company has also sought indemnification for breach of warranties. In January 1997, the plaintiffs filed an amended complaint, which seeks relief similar to that of their original complaint. The Company filed a Motion to Dismiss seven of the eight counts in the complaint, including the fraud count. The Company has served discovery requests and deposition notices on plaintiffs and intends to vigorously defend against plaintiffs' claims and prosecute its counterclaim. In the opinion of management, this suit should not materially affect the financial position of the Company.

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

     On April 17, 1997, a purported class action on behalf of the public shareholders of the Company entitled Schipper v. United Waste et al., Civil Action No. 15664-NC, was filed in the Court of Chancery of the State of Delaware against the Company and each of the members of the Company's Board of Directors asserting, among other things, that defendants breached their fiduciary duties to stockholders of the Company in negotiating the Merger Agreement (as defined in Note 4 below) and in engaging in certain related alleged acts and omissions. The complaint seeks, among other things, injunctive and other equitable relief against consummation of the Merger (as defined in Note 4 below), and damages and costs in an unspecified amount. The Company believes the claim is without merit.

     The Company accrues the costs for closure and post-closure monitoring over the life of its owned landfills and will pay out these costs over the next thirty years. Major components of these costs include closure cap construction, leachate treatment and groundwater monitoring. The Company accrues these costs utilizing engineering estimates based on current governmental regulations regarding closure requirements. The Company estimates that the aggregate liability for the closure, post-closure and remediation costs of its landfills owned at March 31, 1997 will be approximately $70.2 million. At March 31, 1997, the Company has approximately $52.9 million of these costs accrued and, therefore, has accrued approximately 75.3% of its estimated total costs to date.

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

Note 4    Subsequent Events

     The Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of April 13, 1997 with USA Waste Services, Inc. ("USA Waste") a Delaware corporation, and Riviera Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of USA Waste ("Sub"). Subject to the terms and conditions of the Merger Agreement, the Sub will merge with and into the Company (the "Merger"), and each share of common stock of the Company will be converted into 1.075 shares of common stock of USA Waste. The Merger is conditioned upon, among other things, approval by shareholders of the Company and USA Waste, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

     The following discussion reviews the Company's operations for the three months ended March 31, 1997 and 1996 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1996 Annual Report on Form 10-K.

     The following discussion includes statements that are forward-looking in nature. These statements are generally identified by the inclusion of phrases such as "the Company expects," "the
Company anticipates," "the Company believes," "the Company estimates" and other phrases of similar meaning. Whether such statements ultimately prove to be accurate depends upon a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under the caption
Item 1 - "Business-Factors that May Influence Future Results and
Accuracy of Forward-Looking Statements" included in the Company's
1996 Annual Report on Form 10-K.  The information in such Annual
Report under such caption is incorporated by reference herein.

Introduction

     The Company was formed in July 1989 to acquire and operate businesses in the nonhazardous solid waste services industry and since its formation through March 31, 1997, has completed over 180 acquisitions, including 79 completed during 1996 and 23 in the first three months of 1997. The focus of the Company's acquisition program at present is to capitalize on opportunities around its existing operating regions that will create synergies and efficiencies, as well as to selectively enter several new regions annually. The Company may also selectively consider acquisitions or consolidation opportunities involving other public companies or large privately-held companies.

     The acquisitions completed by the Company during 1996 and the first quarter of 1997 included eleven that were accounted for as poolings-of-interests. (For information concerning such acquisitions and the restatement of the Company's financial statements in connection with certain such acquisitions, see Note
2 of Notes to unaudited Condensed Consolidated Financial Statements of the Company included elsewhere herein). The other acquisitions completed during 1996 and the first quarter of 1997 were accounted for as purchases and, accordingly, the results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1997 and 1996 were impacted by these acquisitions that were accounted for as purchases, the Company believes that the results of its operations for 1997 and 1996 are not directly comparable.

General

     The Company's revenues have been primarily attributable to (i) collection revenues and (ii) fees (commonly referred to as "tipping fees") charged to dispose of waste at the Company's landfills. The table below shows for the periods indicated the percentage of the Company's total revenues attributable to various sources.

                                    Three Months Ended March 31,
                                 1997                         1996
Landfill operations(1)            26%                          28%
Collection operations(2)          68                           66
Waste reuse and reduction
  programs                         3                            3
Other services                     3                            3
Total                            100%                         100%


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

     The Company estimates landfill closure and post-closure reserves based on an analysis of the requirements of the regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 and state laws and regulations. Since the annual charge for each landfill is determined based upon the total estimated unaccrued landfill closure and post-closure costs and the estimated portion of remaining airspace filled during the year, the provision may vary from period to period, as the volume of waste disposed of in the landfill increases or decreases, expansions and new permits change the life of the landfill and other circumstances require management to reevaluate and to change such estimates. The Company estimates that the aggregate liability for the closure and post-closure costs of the facilities that it currently owns will be approximately $70.2 million. At March 31, 1997, reserves for landfill closure and post-closure costs (including reserves assumed through acquisitions) were approximately $52.9 million, and the balance will be accrued over the remaining operating lives of the landfills.

Results of Operations

     Three months ended March 31, 1997 and 1996

     Revenues. Revenues for the first three months of 1997 were $95.6 million, representing an increase of 37.4% over revenues for the first three months of 1996 of $69.6 million. Of this increase, approximately 28 percentage points were due to the revenues attributable to (i) the businesses acquired by the Company subsequent to March 31, 1996 and (ii) businesses that were acquired during the first quarter of 1996 and thus were included in the Company's first quarter 1996 results for only a portion of the quarter and in the Company's first quarter 1997 results for a full quarter. The balance of this increase was due to an increase in 1997 in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately 5 percentage points) and in prices charged for services (approximately 4 percentage points).

     Cost of Operations. As a percentage of revenues, cost of operations was 64.7% during the first three months of 1997 and 65.3% during the first three months of 1996. The improvement in gross margin in 1997 primarily reflected (i) the increase in revenues attributable to the fee and volume increases discussed above, which were achieved without corresponding increase in related costs, and (ii) milder winter weather in the first quarter of 1997 than in the first quarter of 1996. This improvement in gross margin was offset somewhat by the increase in collection revenues as a percentage of total revenues, since collection operations generally have lower margins than landfill operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased to $15.2 million during the first three months of 1997 from $11.4 million during the first three months of 1996, but as a percentage of revenues decreased to 15.9% during the first three months of 1997 from 16.4% during the first three months of 1996. The decrease in SG&A as a percentage of revenues in 1997 primarily reflected the fact that, as the Company completed acquisitions in 1996 and the first quarter of 1997, its revenues increased without a commensurate increase in senior management expense or corporate overhead. Such decrease was partially offset by the fact that SG&A in the first quarter of 1997 included expenses (representing 2.1% of revenues) related to acquisitions accounted for as pooling-of-interests, while SG&A in the first quarter of 1996 did not include any such expenses
(reflecting the fact that the Company completed five pooling-of-interests transactions in the first quarter of 1997 and none in the first quarter of 1996).

     Interest Expense. Interest expense increased to $4.1 million in the first three months of 1997 from $3.4 million in the first three months of 1996. This increase primarily reflected the fact that the Company's indebtedness increased subsequent to the first quarter of 1996 primarily as a result of the completion of acquisitions. Interest capitalized as a component of construction projects during the first three months of 1997 and 1996 amounted to approximately $0.6 million and $0.2 million, respectively.

     Income Taxes. Income taxes increased to $6.2 million, or an effective rate of 41.2%, during the first three months of 1997 from $3.7 million, or an effective rate of 38.8% during the first three months of 1996. The increase in the effective rate in 1997 compared with 1996 was primarily due to the fact that in the first quarter of 1997 the Company had certain transaction expenses relating to acquisitions accounted for as pooling-of-interests that are not deductible in determining taxable income.

Liquidity and Capital Resources

     The Company (i) has used, and expects to continue using, a substantial amount of cash generated from operations to fund acquisitions, thereby reducing its current assets and (ii) in connection with acquisitions and the financing of machinery and equipment, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current liabilities. As a result of the foregoing financing practices, the Company has had low levels of working capital or working capital deficiencies. Although the Company had working capital of $78.4 million at March 31, 1997, the Company expects that in the future it may maintain lower levels of working capital or working capital deficiencies based on the financing practices described above. As discussed below, the Company believes that its working capital position will not impair its ability to meet its ongoing cash requirements and continue its acquisition program, although there can be no assurance of this.

     During the three months ended March 31, 1997, the Company generated cash from operations of approximately $24.1 million and had net cash from financing activities of approximately $80.0 million. The Company used these funds generated from operating and financing activities to complete business acquisitions of approximately $18.1 million and for capital expenditures of approximately $10.1 million. These acquisitions and capital expenditures accounted for the increase in property and equipment, and intangible assets, at March 31, 1997 compared with such amounts at December 31, 1996.

     In March 1997, the Company completed a public offering in which it issued 3,450,000 shares of Common Stock at a price of $36.50 per share. The net proceeds to the Company from this offering was approximately $119 million. The Company used approximately $47 million of such net proceeds to repay all outstanding indebtedness under the Company's Credit Facility described below. This offering accounted for the increase in cash and cash equivalents and the decrease in long-term debt, in each case at March 31, 1997 compared with December 31, 1996. This offering was also the primary reason for the increase in stockholders equity at March 31, 1997 compared with December 31, 1996.

     The Company's $190 million, three year, secured revolving credit facility due December 1999 (the "Credit Facility") bears interest on outstanding loans at a rate per annum equal to the Eurodollar Rate (Reserved Adjusted)(as defined in the loan agreement providing for the Credit Facility) applicable to each interest period plus 0.625% to 1.25% per annum or the Alternate Reference Rate (as defined) from time to time in effect. The Credit Facility is secured by the stock of the Company's subsidiaries, restricts the Company from granting other liens on its assets (subject to certain limited exceptions), and requires the Company to comply with certain covenants including, but not limited to, maintenance of certain financial ratios, limitation on additional indebtedness, limitation on capital expenditures and a prohibition on the Company's payments of cash dividends on its capital stock. The Credit Facility also currently requires that the consent of the lenders be obtained in order for the Company to make an acquisition that provides for an aggregate purchase price of $50 million or more. In addition, the Credit Facility prohibits the Company from using more than $15 million of its cash to secure closure and post-closure obligations that the Company may have relating to its landfills. At March 31, 1997, there was no indebtedness outstanding under the Credit Facility compared with $31.5 million outstanding at December 31, 1996, reflecting the repayment of all indebtedness under the Credit Facility from the proceeds of the public offering as described above.

     The Credit Facility also allows the Company to obtain up to $90 million in letters of credit. These letters of credit may be used, among other purposes, to secure or support closure obligations that the Company may have relating to its landfills.
At March 31, 1997, the face amount of outstanding letters of credit issued pursuant to the Credit Facility was approximately $67.7 million. The aggregate amount that the Company is permitted to borrow under the Credit Facility is reduced by the aggregate face amount of all outstanding letters of credit issued thereunder.

     Set forth is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.

     Operating Activities. The Company anticipates that for the foreseeable future, cash on hand and cash generated from operating activities will be sufficient to provide the cash required for operating activities.

     Capital Expenditures. The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfills and for equipment purchases. The Company estimates that the capital expenditures that will be required in respect of the existing operations of the Company will be in the range of $55 million to $60 million during the last nine months of 1997 and $65 to $70 million in 1998. The Company expects that it will fund such estimated capital expenditures in respect of its existing operations from cash on hand, cash generated from operations, supplemented, if required, by borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make capital expenditures in respect of new operations that it may hereafter acquire. The Company cannot quantify at this time the amount of such capital expenditures.

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

     In order to minimize cash required to complete acquisitions and adequately secure indemnity obligations, the Company frequently structures its landfill acquisitions in a manner such that a portion of the purchase consideration is deferred, contingent or payable in the form of future royalties. The Company expects that deferred or contingent payments and royalties that may become payable in respect of its completed acquisitions will be funded from cash on hand, cash generated from operations, supplemented, if required, by borrowings available under the Credit Facility.

     Debt Repayment. At March 31, 1997, the Company had debt and capital lease obligations of approximately $278.4 million. The Company will be obligated to retire approximately $4.6 million and $5.9 million of indebtedness during the remainder of 1997 and in 1998, respectively. The Company plans to meet such obligations from cash on hand, cash generated from operations, borrowings available under the Credit Facility and/or additional financing.

     Financial Assurance. The Company is required to provide financial assurance to various governmental and regulatory bodies for closure, post-closure and remediation obligations. The Company provides for these financial assurance obligations primarily through the issuance of letters of credit obtained under the Credit Facility, as well as through surety bonds and irrevocable trust funds. As of March 31, 1997, the aggregate amount of these financial assurance obligations was $43.7 million, $33.8 million of which is being satisfied by letters of credit obtained under the Credit Facility.

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


     The Company capitalizes certain costs related to obtaining certain financings and amortizes these costs over the life of the related financing. In the event that the Company refinances any financings with respect to which it has capitalized costs, the Company would be required to charge against earnings the unamortized portion of such costs. At March 31, 1997 the Company's unamortized financing costs amounted to approximately $6.6 million.

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

PART II   OTHER INFORMATION

Item 1    Legal Proceedings


     On May 26, 1995, the Company sued Robert Foley and Matthew Parzych in the United States District Court for the District of Connecticut, Case No. 3:95-CV-985. The defendants sold stock in certain Massachusetts corporations to the Company under an agreement dated April 1, 1992 (the "1992 agreement"). In the suit the Company seeks approximately $1,115,000 in cash and securities from an escrow account and additional amounts from defendants by reason of indemnity provisions contained in the 1992 agreement and confirmed in an agreement dated January 28, 1994 (the "1994 agreement"). The defendants have counterclaimed against the Company and its chief executive officer, seeking to invalidate the 1994 agreement primarily for alleged lack of consideration and economic duress, and to receive alleged damages and costs. The counterclaims for damages are primarily for alleged misrepresentations by the Company in connection with the 1992 agreement, and were asserted by defendants notwithstanding provisions in the 1994 agreement which generally released the Company from all claims. The Company moved to summarily dismiss the counterclaims. On March 31, 1997, the Court granted the Company's motion in part and denied it in part. The Company intends vigorously to pursue its claims in this action and to defend against the remaining counterclaims. In the opinion of management, this claim should not materially affect the financial position of the Company.

     On January 9, 1996, the Junker Landfill Trust sued the Company, Junker Sanitation Services, Inc., United Waste Transfer, Inc., both of which are subsidiaries of the Company, and approximately 800 other parties in the United States District Court for the Western District of Wisconsin, Case No. 96C-19S, for the contribution under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as well as state common law, with respect to the Junker Landfill site in Hudson, Wisconsin. By order entered July 19, 1996, the court approved a consent decree which was signed by the Company and others with respect to this site. The Company's obligations under the consent decree are secured by, and limited to, certain indemnification rights which the Company has against the owner of Junker Sanitation Services, Inc. A settlement agreement has been reached with the Plaintiff which involves no payment obligation on the part of Junker Sanitation Services, Inc., United Waste systems, Inc., or United Waste Transfer, Inc.

          On April 17, 1997, a purported class action on behalf of the public shareholders of the Company entitled Schipper v. United Waste et al., Civil Action No. 15664-NC, was filed in the Court of Chancery of the State of Delaware against the Company and each of the members of the Company's Board of Directors asserting, among other things, that defendants breached their fiduciary duties to stockholders of the Company in negotiating the Merger Agreement (described in Note 4 to Notes to Unaudited Condensed Consolidated Financial Statements under Item 1 to this Report) and in engaging in certain related alleged acts and omissions. The complaint seeks, among other things, injunctive and other equitable relief against consummation of the Merger, and damages and costs in an unspecified amount. The Company believes the claim is without merit.

Item 2    Changes in Securities

Sale of Unregistered Securities

     Set forth below is certain information concerning sales by the Company of unregistered securities during 1997. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

                                  Shares
Month                             Issued
February                          119,523
March                             613,463
  Total                           732,986

     The above issued shares of the Company's Common Stock were issued to acquire six transfer stations and five collection companies and certain related assets.

Item 6    Exhibits and Reports on Form 8-K

  (a)     Exhibits:

          (1) Exhibit 10.1 - Underwriting Agreement dated as of March 3, 1997 among the Registrant, Goldman, Sachs & Co. and other underwriters named herein. (Incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

          (2) Exhibit 10.2 - Agreement and Plan of Merger dated as of April 13, 1997 by and among USA Waste Services, Inc., Riviera Acquisition Corporation and United Waste Systems, Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K dated April 16, 1997).

          (3)  Exhibit 11 - Computation of earnings per share

          (4)  Exhibit 27 - Financial Data Schedule

          (5) Exhibit 99.1 - Information that appears in the Company's Report on Form 10-K for the year ended December 31, 1996 under Item 1 - "Business - Factors that May Influence Future Results and Accuracy of Forward - Looking Statements."

  (b)     Reports on Form 8-K:

          (1)  Form 8-K - Dated March 3, 1997, Items 5 and 7.

          (2)  Form 8-K - Dated March 11, 1997, Item 5.



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UNITED WASTE SYSTEMS, INC.


Dated:  May 14, 1997          By:  /s/ Michael J. Nolan
                                   Michael J. Nolan
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Dated:  May 14, 1997          By:  /s/ Sandra E. Welwood
                                   Sandra E. Welwood
                                   Vice President, Controller
                                   (Chief Accounting Officer)