Form 10-K/A
period 1996-12-31
UNITED WASTE SYSTEMS INC
filed 1997-06-25
CIK 879688

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-K/A #2

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

                    FORM 10-K/A#2 REPORT INDEX

                                                            Page

PART II

 Item 8   Financial Statements and Supplementary Data. . . . . .1

PART IV

 Item 14  Exhibits, Financial Statements and Schedule, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . 41

Item 8.   Financial Statements and Supplementary Data

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                       Page

(1)  Consolidated Financial Statements:

          Report of Independent Auditors . . . . . . . . . . . . . . . . .2

          Consolidated Balance Sheets as of December 31, 1996
          and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Operations for the years
          ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .6

          Consolidated Statements of Stockholders' Equity for
          the years ended December 31, 1996, 1995 and 1994 . . . . . . . .8

          Consolidated Statements of Cash Flows for the years
          ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . 11

          Notes to Consolidated Financial Statements . . . . . . . . . . 14

(2)  Financial Statement Schedule:

          Schedule II Valuation and Qualifying Accounts. . . . . . . . . 39

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




                                             ERNST & YOUNG LLP


MetroPark, New Jersey
February 21, 1997,
except for Note 13, as
to which the date is
March 25, 1997

                      UNITED WASTE SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                 December 31

                                           1996                  1995
                                ASSETS
Current assets:
  Cash and cash equivalents            $  2,567,854       $  6,721,849
  Accounts receivable, net of
    allowance for doubtful accounts
    of $3,076,000 in 1996 and
    $2,249,000 in 1995                   54,963,664         38,522,126
  Prepaid expenses and
    other current assets                 29,989,310         14,198,544
          Total current assets           87,520,828         59,442,519
Property and equipment, net
  of accumulated depreciation of
  $94,407,414 in 1996 and
  $58,866,599 in 1995                   387,980,224        289,378,346
Intangible assets, net                  286,851,677        171,739,197
Other assets                             38,688,965         20,008,399
                                       $801,041,694       $540,568,461

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt
   and nonrecourse bonds               $  5,064,413       $  5,644,096
  Accounts payable                       23,923,298         18,031,701
  Deferred revenue                       12,189,998          8,291,415
  Due to seller                           4,258,016          6,465,720
  Short-term accrued landfill costs       4,648,923          6,524,024
  Current portion of capital lease
    obligations                             846,528          1,383,576
  Accrued expenses                       15,572,292         11,143,769
  Other current liabilities               9,196,178          5,933,633
          Total current liabilities      75,699,646         63,417,934
Long-term debt, less current portion    302,704,119        156,193,971
Obligations under capital leases, less
  current portion                           373,296          4,687,554
Nonrecourse sewage facility revenue
  bonds, less current portion             8,900,000          9,400,000
Accrued landfill costs, less
  current portion                        44,878,800         27,663,907
Other long-term liabilities              13,137,811          3,056,578
Deferred income taxes                    36,634,609         33,885,306
Commitments and contingencies

The accompanying notes are an integral part of these consolidated financial statements.


                      UNITED WASTE SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS

                                               December 31
                                    1996                              1995
Stockholders' equity:
  Preferred stock, $.001
    par value, 5,000,000 shares
    authorized; none outstanding
  Common stock, $.001 par value,
    75,000,000 shares authorized;
    39,089,553 in 1996 and
    17,578,550 in 1995 shares
    issued and outstanding                39,090                   17,579
  Additional paid-in capital         248,973,700              200,267,630
  Retained earnings                   69,700,623               41,978,002
          Total stockholders' equity 318,713,413              242,263,211
                                    $801,041,694        $     540,568,461

The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Year ended December 31
                                1996                1995           1994

Revenues                  $335,743,175        $228,376,762    $146,042,523
Cost of operations         206,786,205         140,813,834      88,611,515
Selling, general and
  administrative expense    53,106,485          34,841,125      22,526,867
Income from operations      75,850,485          52,721,803      34,904,141
Interest expense            14,949,746          10,061,290       6,424,630
Other expense
 (income), net                 251,661            (948,830)       (474,211)
Income before provision
  for income taxes          60,649,078          43,609,343       28,953,722
Provision for
  income taxes              25,256,286          15,320,898        7,944,023
Net income                  35,392,792          28,288,445       21,009,699
Net deductions from
  income available
  to common stockholders           --              372,501        1,275,180
Income available to
  common stockholders     $ 35,392,792        $ 27,915,944     $ 19,734,519
Primary earnings
  per common share and
  common equivalent
  share                   $        .89        $        .82      $       .76
Fully diluted
  earnings per common
  share and common
  equivalent share        $        .88        $        .81       $       .72

Pro forma tax
  adjustments                  363,280           1,458,361         2,064,773
Pro forma net income        35,029,512          26,830,084        18,944,926
Net deductions from
  pro forma income
  available to common
  shareholders                     --              372,501         1,275,180
Pro forma net income
  available to common
  shareholders            $ 35,029,512        $ 26,457,583       $ 17,669,746

The accompanying notes are an integral part of these consolidated financial statements.




                      UNITED WASTE SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS - Con't

                                        Year ended December 31
                                  1996              1995               1994
Pro forma primary
  earnings per common
  share and common
  equivalent share        $          .88    $           .77      $        .68
Pro forma fully diluted
  earnings per common
  share and common
  equivalent share        $          .87    $           .77       $       .65

The accompanying notes are an integral part of these consolidated financial statements.

                                      UNITED WASTE SYSTEMS, INC.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Preferred Stock           Common Stock
                       Number                        Number                      Additional
                         of                            of                        Paid-in       Retained
                       Shares        Amount          Shares         Amount       Capital       Earnings
Balance, December
  31, 1993          1,797,581    $     1,798     11,514,060     $   11,514   $ 83,935,580   $ 4,535,071
Issuance of
  common stock                                      763,578            764     15,279,707
Exercise of
  common stock
  warrants and
  options                                           568,394            569      7,311,162
Conversion of 8%
  convertible
  preferred
  stock              (854,152)         (854)        780,563            780             44
Preferred stock
  dividends                                                                                  (1,275,180)
Contributed capital                                                               590,667
Subchapter S
  distributions
  of pooled
  entities                                                                                          (3,413,997)
Net income                                                                                          21,009,699
Balance, December
  31, 1994             943,429          944      13,626,595          13,627   107,117,160           20,855,593
Issuance of
  common stock                                    2,469,299           2,469    79,684,075

The accompanying notes are an integral part of these consolidated financial statements.

                                     UNITED WASTE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued

                               Preferred Stock              Common Stock
                         Number                        Number                    Additional
                          of                             of                      Paid-in          Retained
                         Shares        Amount          Shares         Amount     Capital          Earnings
Exercise of
  common stock
  warrants and
  options                                              529,582        530        8,145,726
Conversion of 8%
  convertible
  preferred stock         (943,429)       (944)        862,105        862               82
Conversion of
  convertible debt                                      90,969         91        2,660,752
Preferred stock
  dividends                                                                                       (372,501)
Subchapter S
  distributions
  of pooled
  entities                                                                                       (4,133,700)
Net income                                                                                       28,288,445
Reclassification of
  subchapter S
  accumulated
  earnings to
  paid-in capital                                                                2,659,835       (2,659,835)
Balance, December 31,
  1995                                              17,578,550    17,579       200,267,630       41,978,002


The accompanying notes are an integral part of these consolidated financial statements.

                                     UNITED WASTE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued

                               Preferred Stock        Common Stock
                         Number                     Number                      Additional
                          of                          of                        Paid-in          Retained
                         Shares       Amount        Shares         Amount       Capital          Earnings

Two-for-one stock
  split                                          18,238,718         18,238      (18,238)
Poolings-of-
  interests                                         758,558            759      422,967         (4,781,320)
Adjustment to
  conform fiscal
  year of pooled
  entities                                                                                        (506,803)
Exercise of
  common stock
  warrants and
  options                                         2,468,630          2,469   43,335,486
Issuance of common
  stock                                              45,097             45    3,823,807
Subchapter S
  distributions of
  pooled entities                                                                               (1,240,000)
Net income                                                                                      35,392,792
Reclassification
  of Subchapter S
  accumulated
  earnings to paid-in
  capital                                                                     1,142,048         (1,142,048)
Balance, December 31,
  1996                          --         --     39,089,553       $39,090 $248,973,700        $69,700,623

The accompanying notes are an integral part of these consolidated financial statements.
                        UNITED WASTE SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year ended December 31
                               1996            1995                 1994
Cash flows from operating
   activities:
  Net income               $ 35,392,792  $ 28,288,445      $  21,009,699
  Adjustments to reconcile
   net income to
   net cash provided
   by operating activities:
     Depreciation and
      amortization           37,875,896     24,308,227        14,247,906
     Deferred income
       taxes                 10,057,369      3,859,374         1,871,425
     Gain on sale of
       assets                  (929,661)      (174,767)          (25,618)
    Changes in operating assets
    and liabilities:
     Accounts
       receivable            (5,332,538)     (2,446,181)       (6,076,126)
     Other assets             1,614,204      (3,874,321)         (163,365)
     Accounts payable         1,994,813        (882,447)        4,870,279
     Accrued landfill
      costs                  (5,525,390)         34,893        (1,849,037)
     Other
      liabilities             3,045,562       7,277,122         3,536,541
      Net cash provided by
        operating
        activities           78,193,047      56,390,345        37,421,704
Cash flows from investing
  activities:
  Purchases of property
    and equipment           (55,317,981)    (39,189,791)      (22,562,624)
  Proceeds from sale
    of assets                 3,071,440         280,290           285,243
  Restricted investments, net
  (held to maturity)         (8,151,482)     (7,954,428)         (186,741)
  Payments of capitalized
   project costs             (1,244,535)     (1,279,671)       (2,305,851)
  Payments of contingent
   purchase price            (3,752,072)     (2,337,751)       (6,262,879)


The accompanying notes are an integral part of these consolidated financial statements.

                        UNITED WASTE SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

                                            Year ended December 31
                               1996            1995                 1994

  Purchases of other companies,
   net of cash acquired         (157,092,207)  (159,062,810)     (27,331,361)
  Net cash used in
     investing activities       (222,486,837)  (209,544,161)     (58,364,213)
Cash flows from financing
  activities:
  Dividends on preferred
   stock                                           (372,501)      (1,275,180)
  Proceeds from debt             225,130,225    278,281,793       40,839,022
  Repayments of debt             (94,638,687)  (185,233,930)     (32,977,036)
  Repayments of capital lease
   obligations                    (3,456,053)      (614,686)      (1,570,971)
  Net proceeds from issuance
     of common stock                             66,072,051       15,280,471
  Proceeds from exercise
     of common stock warrants
     and options                  26,652,798      8,146,256        6,296,716
  Payment of financing costs      (5,437,000)    (2,684,074)        (582,483)
  Due to sellers                  (6,871,488)    (2,185,751)        (317,498)
  Notes receivable                                                (1,104,505)
  Contributed capital of
   pooled entities                                                    590,667
    Subchapter S distributions
     of pooled entities           (1,240,000)     (4,133,700)     (3,413,997)
    Net cash provided by
     financing activities        140,139,795     157,275,458      21,765,206
  (Decrease) increase in cash
   and cash equivalents           (4,153,995)      4,121,642         822,697
Cash and cash equivalents
 at beginning of year               6,721,849      2,600,207       1,777,510
  Cash and cash equivalents
   at end of year           $       2,567,854   $  6,721,849      $2,600,207
Supplemental disclosure of
 cash flow information:
  Cash paid during the year
   for interest, net of
   amounts capitalized     $       13,328,310    $  8,337,161      $5,970,394
  Cash paid during the year
   for income taxes        $        5,644,573    $ 10,362,953      $3,426,391


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

Supplemental schedule of
 noncash investing and
 financing activities:
  The Company acquired the
   net assets and assumed
   certain liabilities of
   other companies as follows:
  Fair value of net assets
   acquired:
   Property and equipment  $      51,505,429   $ 121,210,509    $ 14,795,348
   Other assets, net of cash
    acquired                     138,909,867     129,422,285      22,425,750
    Less liabilities assumed     (24,603,268)    (67,813,389)     (9,227,426)
    Less amounts due to
     seller                       (4,671,023)     (7,965,999)        (594,483)
    Less amounts paid in common
     stock                        (3,823,852)    (13,333,150)
    Less deposits and
     capitalized project costs
     paid in
     prior periods                  (224,946)      (2,457,446)        (67,828)
    Net cash paid          $     157,092,207    $ 159,062,810      $27,331,361
Equipment financed by capital
  lease obligations                             $     777,867      $   167,370
Conversion of convertible
  preferred stock                                  10,377,719        9,395,672
Conversion of convertible
  debt                                              2,660,843

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

     Engineering and legal fees paid to third parties incurred to obtain a disposal facility permit are capitalized as landfill costs and amortized over the estimated related airspace capacity. These costs are not amortized until the permit is obtained and the disposal facility is ready for its intended use. If the permit is denied, these costs are charged to expense.

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

     Accrued Expenses and Other Current Liabilities: Accrued expenses consist primarily of accrued liabilities related to interest, payroll and payroll taxes, insurance claims, royalties, and waste taxes. Other current liabilities consist primarily of contractual obligations, deferred payments and acquisition costs payable.

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

Note 4 - Property and equipment

     A summary of property and equipment is as follows:
                                        December 31
                               1996                           1995
Landfills                 $   224,413,867            $   181,685,044
Land and improvements          22,350,398                 14,529,438
Buildings and improvements     34,713,450                 22,626,762
Sludge composting facility     11,675,853                 11,675,853
Vehicles and equipment        160,422,300                102,582,170
Furniture, fixtures and
  office equipment              5,381,978                  3,243,833
Construction in progress       23,429,792                 11,901,845
                              482,387,638                348,244,945
Less accumulated depreciation and
  amortization                (94,407,414)               (58,866,599)
Net property and equipment $  387,980,224            $   289,378,346

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

Note 6 - Long-term debt

     Long-term debt consists of the following:

                                                             December 31
                                           1996                        1995
Credit Facility                         $ 31,450,000        $    41,800,000
Convertible Subordinated Notes
  at 4 1/2% per annum, due
  June 1, 2001, convertible
  to Common Stock at $32.50
  per share                              150,000,000
Senior secured notes, interest
  payment semi-annually, at 7.67%
  per annum, annual principal
  payments beginning September 1999,
  due September 2005                      75,000,000             75,000,000
Tax exempt bonds, monthly interest
  payments at variable rates
  (4.25% and 5.15% at December 31,
  1996 and 1995, respectively),
  due April 2010                          22,500,000             22,500,000
Promissory note, quarterly interest
  payments, at 8% per annum, due
  September 2001                           6,000,000              6,000,000

                                                      December 31
                                        1996                        1995
Subordinated promissory notes,
  monthly interest payments at 8 1/2%
  per annum due April 2000             3,000,000                 3,000,000
Other (interest rates ranging from
  3.07% to 14.7%)                     19,418,532                13,238,067
                                     307,368,532               161,538,067
Less current portion                  (4,664,413)               (5,344,096)
                                    $302,704,119             $ 156,193,971

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

     The provision for historical and pro forma federal and state income taxes is as follows:
                                                 December 31
                              1996              1995                  1994
Historical income taxes:
   Current State           $ 3,135,854  $  1,546,649      $       546,230
   Current Federal          12,063,062    10,228,961            5,575,607
   Deferred State            1,607,625       660,890              181,636
   Deferred Federal          8,449,744     3,198,484            1,640,550


                                            December 31
                             1996              1995                  1994
   (Benefit) for deferred
     taxes of Subchapter S
     Corporation at time
     of pooling                               (314,086)
                    $     25,256,286 $      15,320,898      $       7,944,023
Pro forma tax adjustment:
   State                      78,743           310,142                450,095
   Federal                   284,537         1,148,219              1,614,678
                     $       363,280  $      1,458,361      $       2,064,773


  A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rates of 35% for 1996, 1995 and 1994 to income before taxes is as follows:

                                                December 31
                             1996                1995              1994
Computed tax at statutory
  tax rate               $ 21,227,177     $ 15,263,270       $ 10,133,803
Increase (decrease)
  in taxes:
    Change in valuation
     allowance               (270,480)         (35,978)          (472,306)
    Nondeductible expense
      (primarily
      intangibles)          1,613,019          992,663            230,994
    State income taxes, net
      of federal tax
      benefit               3,134,444        1,636,493            658,546
   Income of Subchapter S
      corporations           (363,280)      (1,458,361)        (2,064,773)
   (Benefit) for deferred
     taxes of Subchapter S
     Corporation at
     time of pooling                          (314,086)
   Other                      (84,594)        (763,103)           (542,241)
                         $ 25,256,286     $ 15,320,898         $ 7,944,023

   The components of deferred income tax liabilities and assets are as follows:

                            December 31
                               1996                    1995
Deferred income tax
  liabilities:
  Property, equipment
   and intangibles       $    47,972,712     $           42,593,903
Deferred income
  tax assets:
  Accounts receivable
   allowance                     770,304                    921,905
  Accrued liabilities          6,961,902                  1,861,550
  Closure reserves            10,405,684                  8,090,566
  Net operating loss
   carryforwards               2,047,551                  1,131,158
  Other                                                      64,004
Total deferred income
  tax assets                  20,185,441                 12,069,183
Valuation allowance                                        (270,480)
                         $    20,185,441     $           11,798,703


   The Company recognized certain tax benefits related to its stock option plan in the amount of $16,682,688 and $1,754,177 in 1996 and 1995, respectively. At December 31, 1996, these benefits were recorded as income taxes receivable, which is reflected in the balance sheet as an increase in prepaid expenses and other current assets, and an increase in additional paid-in capital. At December 31, 1995, these benefits were recorded as a reduction of income taxes payable, and reflected in the balance sheet as a reduction in accrued expenses and other current liabilities, and an increase in additional paid-in capital.

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

   The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 1996:

                                                  Noncancellable
                                  Capital           Operating
December 31                        Leases            Leases

   1997                     $          905,876  $         1,257,322
   1998                                260,955              982,840
   1999                                113,589              375,242
   2000                                 35,160              295,699
   2001                                      -              275,000
   Thereafter                                -              709,202
   Total minimum
   lease payments                    1,315,580  $         3,895,305


                                                Noncancellable
                                  Capital            Operating
December 31                        Leases              Leases
   Less amount
     representing
     interest                          (95,756)
   Present value of net
     minimum lease payments          1,219,824
   Less current
    portion                           (846,528)
   Long-term portion        $          373,296

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

   While the Company carries a wide range of insurance coverage for the protection of the Company's assets and operations, the Company does not carry insurance coverage for environmental liability, except as described in the following sentence. The Company's insurance coverage for environmental liability is limited to (i) over-the-road environmental liability protection for the transportation of asbestos-containing material, (ii) contractor pollution liability insurance that relates to certain environmental services provided by the Company and (iii) certain other pollution liability insurance which is the equivalent to self-insurance because under the terms thereof the Company is required to fully reimburse the insurance company for any paid claims. The Company accrues for such claims when they are incurred. In the event uninsured losses occur, the Company's net income and financial position could be materially adversely affected.

   On January 9, 1996, the Junker Landfill Trust sued the Company, Junker Sanitation Services, Inc., and United Waste Transfer, Inc., both of which are subsidiaries of the Company, and approximately 800 other parties in the United States District Court for the Western District of Wisconsin, Case No. 96C-19S, for the contribution under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), as well as state common law, with respect to the Junker Landfill site in Hudson, Wisconsin. By order entered July 19, 1996, the court approved a consent decree which was signed by the Company and others with respect to this site. The Company's obligations under the consent decree are secured by, and limited to, $3,000,000 in promissory notes issued by the Company for the purchase of Junker Sanitation Services, Inc. A Settlement Agreement has been reached with the Plaintiff which involves no payment obligation on the part of Junker Sanitation Services, Inc., United Waste Systems, Inc., or United Waste Transfer, Inc. That settlement will become complete when the Court approves a second consent decree, which approval is expected at a hearing scheduled for April 29, 1997.

   On May 26, 1995, the Company sued Robert Foley and Matthew Parzych in the United States District Court for the District of Connecticut, Case No. 3:95-CV-985. The defendants sold stock in certain Massachusetts corporations to the Company under an agreement dated April 1, 1992 (the "1992 agreement"). In the suit the Company seeks approximately $1,115,000 in cash and securities from an escrow account and additional amounts from defendants by reason of indemnity provisions contained in the 1992 agreement and confirmed in an agreement dated January 28, 1994 (the "1994 agreement"). The defendants have counterclaimed against the Company and its chief executive officer, seeking to invalidate the 1994 agreement primarily for alleged lack of consideration and economic duress, and to receive alleged damages and costs. The counterclaims for damages are primarily for alleged misrepresentations by the Company in connection with the 1992 agreement, and were asserted by defendants notwithstanding provisions in the 1994 agreement which generally released the Company from all claims. The Company intends vigorously to pursue its claims in this action and to seek dismissal of the counterclaims. In the opinion of management, this claim should not materially affect the financial position or operating results of the Company.

   In June 1996, Dale Lynch, Dennis Lynch and D.L. Lynch sued the Company, its chief executive officer and a subsidiary of the Company in the Circuit Court of Whitley County, Kentucky (Index No. 96 CI 00355). The subsidiary purchased the Tri-County landfill from the plaintiffs in 1991. The suit primarily seeks compensatory and punitive damages for alleged breach of contract and for allegedly fraudulent representations in connection with this purchase. The Company has filed a Counterclaim for breach of warranties and fraud. The Company has also sought indemnification for breach of warranties. In January 1997, the plaintiffs filed an Amended Complaint, which seeks relief similar to that of their original Complaint. The Company intends to file a Motion to Dismiss seven of the eight counts in the Complaint, including the fraud count. The Company has served discovery requests and deposition notices on plaintiffs and intends to vigorously defend against plaintiffs' claims and prosecute its Counterclaim. In the opinion of management, this suit should not materially affect the financial position or operating results of the Company.

   In July 1996 the Company filed suit against H.A.M. Sanitary Landfill, Inc. and its shareholders. The suit is now pending in the Circuit Court for Monroe County, West Virginia, Civil Action No. 96-C-51. The Company, among other things, seeks to recover $1.8 million in advances which the Company made in connection with an agreement, since terminated, to purchase the H.A.M. Sanitary Landfill in West Virginia from the defendants, and to recover certain machinery and equipment with an aggregate replacement value of approximately $150,000. The Company has assessed the collectibility of the advances and recoverability of the machinery and equipment to H.A.M. and has provided reserves accordingly. The defendants in September 1996 filed a counterclaim against the Company and a subsidiary which seeks compensatory and punitive damages for claims of alleged breach of contract, breach of fiduciary duty under an alleged joint venture, unjust enrichment and fraud. The Company will vigorously prosecute its claim and defend against the counterclaim. In the opinion of management, the counterclaim should not materially affect the financial position or operating results of the Company.

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

                                        UNITED WASTE SYSTEMS, INC.
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                                   Charged
                                Balance              to
                                  at              Costs                                       Balance
                              Beginning            and                                        the end of
                               of Period          Expenses      Other(1)       Deductions(2)  Period
Year ended December
  31, 1996:
Allowance for
  doubtful accounts     $     2,249,324   $       1,713,711   $ 1,353,986     $2,240,834      $3,076,187

Year ended December
  31, 1995:
Allowance for
  doubtful accounts     $     1,949,479   $       1,487,163   $    244,048    $1,431,366      $2,249,324

Year ended December
  31, 1994:
Allowance for
  doubtful accounts     $     1,830,792   $       1,032,149   $    140,000    $1,053,462      $1,949,479

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

11.1**   Computation of Earnings Per Share.

12.1*    Ratio of Earnings to Fixed Charges

21.1*    Subsidiaries of the registrant

23.1**   Consent of Ernst & Young LLP

27.1**   Financial Data Schedule

99.1*    Independent Auditors Report of Hanson Rotter & Green
_______________________________________________

   * These exhibits were previously filed with the Company's original Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

   **    This exhibit is filed herewith.

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

     UNITED WASTE SYSTEMS, INC.

Date:  June 24, 1997               By:  Michael J. Nolan
                                        Michael J. Nolan
                                        Chief Financial Officer