Form 10-Q
period 1997-06-30
UNITED WASTE SYSTEMS INC
filed 1997-08-14
CIK 879688

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock as of August 5, 1997:

         Common Stock, $.001 par value 45,622,410 shares

                    UNITED WASTE SYSTEMS, INC.
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                              INDEX

                                                            Page

PART I    FINANCIAL INFORMATION

 Item 1   Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30,
          1997 and December 31, 1996 (unaudited) . . . . . . . .3

          Condensed Consolidated Statements of Operations for
          the Six and Three Months Ended June 30, 1997 and 1996
          (unaudited). . . . . . . . . . . . . . . . . . . . . .5

          Condensed Consolidated Statement of Stockholders'
          Equity for the Six Months Ended June 30, 1997
          (unaudited). . . . . . . . . . . . . . . . . . . . . .7

          Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 1997 and 1996
          (unaudited). . . . . . . . . . . . . . . . . . . . . .9

          Notes to Unaudited Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . 12

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . 19

PART II   OTHER INFORMATION

 Item 1   Legal Proceedings. . . . . . . . . . . . . . . . . . 31

 Item 2   Changes in Securities. . . . . . . . . . . . . . . . 31

 Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . 32

          Signatures . . . . . . . . . . . . . . . . . . . . . 33

                     UNITED WASTE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                                        June 30                December 31
                                         1997                      1996
Current assets:
  Cash and cash equivalents      $        25,823,244        $       2,567,854
  Accounts receivable, net of
    allowance for doubtful accounts
    of $4,898,000 in 1997 and
    $3,076,000 in 1996                    68,824,043               54,963,664
  Prepaid expenses and other current
    assets                                29,170,740               29,989,310

          Total current assets           123,818,027               87,520,828

Property and equipment, net
  of accumulated depreciation of
  $136,429,000 in 1997 and
  $94,407,000 in 1996                    438,171,464              387,980,224
Intangible assets, net                   338,309,380              286,851,677
Other assets                              40,968,086               38,688,965
                                    $    941,266,957        $     801,041,694
Current liabilities:
  Current portion of long-term debt
   and nonrecourse bonds            $      6,561,743        $       5,064,413
  Accounts payable                        25,448,174               23,923,298
  Deferred revenue                        13,958,658               12,189,998
  Due to seller                            5,087,733                4,258,016
  Short-term accrued landfill costs        4,745,575                4,648,923
  Current portion of capital lease
    obligations                              476,676                  846,528
  Accrued expenses                        24,997,006               15,572,292
  Other current liabilities               13,892,939                9,196,178
          Total current liabilities       95,168,504               75,699,646

Long-term debt, less current portion     265,252,535              302,704,119
Obligations under capital leases, less
  current portion                            141,197                  373,296

The accompanying notes are an integral part of these condensed consolidated financial statements.



                      UNITED WASTE SYSTEMS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS - con't
                             (UNAUDITED)
                                                 June 30       December 31
                                                 1997               1996


Nonrecourse sewage facility revenue bonds,
  less current portion                             8,500,000        8,900,000
Accrued landfill costs                            48,259,951       44,878,800
Other long-term liabilities                       14,525,536       13,137,811
Deferred income taxes                             39,326,427       36,634,609
Commitments and contingencies
Stockholders' equity:
  Common stock, $.001 par value,
  75,000,000 in 1997 and 1996 shares
  authorized; 44,569,287 in 1997 and
  39,089,553 in 1996 shares issued
  and outstanding                                      44,569          39,090
Additional paid-in capital                        374,084,722     248,973,700
Retained earnings                                  95,963,516      69,700,623
          Total stockholders' equity              470,092,807     318,713,413
                                        $         941,266,957    $801,041,694


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   UNITED WASTE SYSTEMS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                   Six Months Ended                      Three Months Ended
                                        June 30                                                  June 30
                              1997                1996           1997        1996
Revenues              $        216,619,407  $151,838,019  $121,039,879      $82,257,521
Cost of operations             136,199,914    96,479,784    74,337,620       51,025,442
Selling, general
  and administrative
  expense                       33,295,326    24,778,093    18,093,586       13,368,408
Income from
  operations                    47,124,167    30,580,142    28,608,673       17,863,671
Interest expense                 7,898,849     7,206,432     3,758,322        3,797,745
Other expense
  (income), net                 (1,584,695)    1,767,682      (922,961)       1,906,916
Income before provision
  for income taxes              40,810,013    21,606,028    25,773,312       12,159,010
Provision for income
  taxes                         16,961,046     8,739,293     10,759,207        5,069,859
Net income            $         23,848,967   $12,866,735   $ 15,014,105      $ 7,089,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     UNITED WASTE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - con't
                                            (UNAUDITED)
                                   Six Months Ended              Three Months Ended
                                        June 30                     June 30
                              1997            1996          1997             1996
Primary earnings per
  common share and
  common  equivalent
  share               $         .54      $         .33   $     .33        $      .18
Fully diluted
  earnings per
  common share and
  common equivalent
  share               $         .53                       $    .32

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       UNITED WASTE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            (UNAUDITED)

                                      Common Stock
                               Number                            Additional
                                of                                Paid-in            Retained
                               Shares            Amount           Capital            Earnings
Balance,
  December 31, 1996               39,089,553    $39,090        $248,973,700       $69,700,623
Pooling-of-interests               1,752,549      1,752             388,314           527,359
Exercise of common
  stock warrants
  and options                        164,150        164           3,995,630
Issuance of
  common stock                     3,563,035      3,563         122,461,987
Pro forma tax
  adjustment                                                                          319,803
Subchapter S
  distributions of
  pooled entities                                                                    (168,145)
Reclassification of
  Subchapter S accumulated
  earnings to paid-in
  capital                                                       (1,734,909)          1,734,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     UNITED WASTE SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - con't
                                            (UNAUDITED)

                                    Common Stock
                               Number                             Additional
                                of                                Paid-in         Retained
                               Shares           Amount            Capital         Earnings
Net income                                                                         23,848,967
Balance,
  June 30, 1997             44,569,287         $ 44,569         $374,084,722      $95,963,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                Six Months Ended
                                                     June 30
                                               1997                 1996
Cash flows from operating activities:
  Net income                             $ 23,848,967        $ 12,866,735
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization        23,380,878           17,744,758
      Deferred income taxes                 5,134,491            2,077,749
      Gain on sale of assets                 (647,564)            (126,445)
      Pro forma tax adjustment                319,803             (133,034)
Changes in operating assets and
  liabilities:
    Accounts receivable                    (8,660,503)          (3,891,052)
    Other assets                            2,401,049           (1,039,894)
    Accounts payable                        1,076,250             (141,944)
    Accrued landfill costs                 (1,566,614)               4,811
    Other liabilities                       5,228,200            7,999,962
    Net cash provided by operating
      activities                           50,514,957           35,361,646
Cash flows from investing activities:
  Purchases of property and equipment     (26,263,896)         (21,204,295)
  Proceeds from sale of assets              1,372,028              120,941
  Restricted investments, net (held to
    maturity)                                 907,196            1,501,540
  Payments of contingent purchase price    (1,548,291)          (2,009,671)
  Payments of capitalized project costs    (1,797,498)            (655,519)
  Purchases of other companies,
    net of cash acquired                  (73,943,865)         (63,354,449)
  Net cash used in investing activities  (101,274,326)         (85,601,453)

Cash flows from financing activities:
  Due to sellers                             (231,836)          (5,201,439)
  Proceeds from debt                       17,300,000          182,772,812

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      UNITED WASTE SYSTEMS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - con't
                              (UNAUDITED)

                                                 Six Months Ended
                                                      June 30
                                                1997                   1996

  Repayments of debt                      (65,222,174)           (79,053,858)
  Repayments of capital lease
    obligations                              (601,951)            (1,550,971)
  Payments of financing costs                                     (4,737,000)
  Proceeds from exercise of common
    stock warrants and options              3,995,794             15,302,757
  Net proceeds from issuance
    of common stock                       118,943,071
  Subchapter S distributions
    of pooled entities                       (168,145)            (1,704,621)
  Net cash from financing activities       74,014,759            105,827,680
  Increase in cash and
    cash equivalents                       23,255,390             55,587,873
Cash and cash equivalents at
  beginning of period                       2,567,854              6,721,849
Cash and cash equivalents at
  end of period                          $ 25,823,244           $ 62,309,722
Supplemental disclosure of cash flow
information:
  Cash paid during the period for interest,
    net of amounts capitalized           $  7,439,086           $  6,031,573
  Net cash (received) paid during the
    period for income taxes              $ (1,345,230)          $  3,259,570


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNITED WASTE SYSTEMS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - con't
                              (UNAUDITED)

                                                 Six Months Ended
                                                     June 30
                                              1997                    1996
Supplemental schedule of noncash investing
  and financing activities:
  The Company acquired the net assets
    and assumed certain liabilities of
    other companies as follows:
  Fair value of net assets acquired:
    Property and equipment               $ 26,270,128             30,318,792
    Other assets, net of cash acquired     65,634,145             50,378,809
    Less liabilities assumed              (10,249,845)           (12,902,755)
    Less amounts due to seller             (3,561,553)            (3,170,578)
    Less amounts paid in common stock      (3,522,479)            (1,144,983)
    Less deposits and capitalized project
      costs paid in prior periods            (626,531)              (124,836)
    Net cash paid                        $ 73,943,865     $       63,354,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    UNITED WASTE SYSTEMS, INC.
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1997 and 1996

Note 1 - Basis of presentation

    The Condensed Consolidated Financial Statements of United Waste Systems, Inc. and its subsidiaries (the "Company") included herein are unaudited and, in the opinion of management, such financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results of the interim periods presented. Interim financial statements do not require all disclosures normally presented in year-end financial statements, and, accordingly, certain disclosures have been omitted. The Condensed Consolidated Financial Statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    The Company's Condensed Consolidated Statements of Operations and Statement of Cash Flows for 1996 have been restated to include the accounts of certain acquisitions completed in 1996, that were accounted for as pooling-of-interests. See Note 2.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, basic earnings per share will exclude the dilutive effect of the Company's stock options and warrants. Implementation of SFAS 128 is expected to result in basic earnings per share for the six months ended June 30, 1997 and 1996 of $.57 and $.35, respectively, and diluted earnings per share for such periods of $.53 and $.33, respectively, and basic earnings per share for the three months ended June 30, 1997 and 1996 of $.35 and $.19, respectively, and diluted earnings per share for such periods of $.32 and $.18, respectively.

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

Note 2 - Acquisitions

    The table below provides a summary description of completed acquisitions (not including acquisitions described below that were accounted for as pooling-of-interests) during the six months ended June 30, 1997:


Type of Operation                       Number Acquired

Landfill                                      2(1)

Collection companies                         37(2)

Transfer stations                             7(3)



(1)  The landfills are located in Illinois and Nebraska.

(2) The collection companies (including 26 tuck-in acquisitions) are located in Arizona, California, Illinois, Iowa, Kentucky,
Maine, Massachusetts, Minnesota, New Mexico, North Dakota,
Pennsylvania, Rhode Island, Vermont, and Wisconsin.

(3) The transfer stations are located in California, Kentucky, Minnesota and Wisconsin.

     The above acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the Company's Condensed Consolidated Financial
Statements from their respective acquisition dates.

    The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 1997 and 1996 as though (i) the acquisitions summarized above (excluding certain thereof that were not material individually or in the aggregate) which were consummated in the six months ended June 30, 1997, were made on January 1, 1997, in the case of the results for the six months ended June 30, 1997, and (ii) each acquisition which was consummated during the period of January 1, 1996 to June 30, 1997 as described above and in Note 3 to the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K (excluding certain thereof that were not material individually or in the aggregate), was made on January 1, 1996, in the case of the results for the six months ended June 30, 1996.

                                           Six Months Ended
                                               June 30
                                     1997                    1996

Revenues                 $        226,188,143          $    184,393,110
Net income                         23,992,604                14,152,411

Primary earnings
  per common share and common
  equivalent share                        .54                       .36

Fully diluted earnings
  per common share and common
  equivalent share                        .53                       .36

     The unaudited pro forma results are based upon certain assumptions and estimates which are subject to change. These results are not necessarily indicative of the actual results of operations that might have occurred, nor are they necessarily indicative of expected results in the future.

     During April, May and June 1997, the Company issued 1,368,077 shares of its common stock for the acquisition of six solid waste management companies. These transactions were accounted for as pooling-of-interests; however these acquisitions were not material to the Company's consolidated operations and financial position and, therefore, the first quarter of 1997 and the 1996 Condensed Consolidated Financial Statements have not been restated.

     During February and March 1997, the Company issued 384,472 shares of its Common Stock for the acquisitions of five solid waste management companies. These transactions were accounted for as pooling-of-interests; however, these acquisitions were not material to the Company's consolidated operations and financial position and, therefore, the 1996 Condensed Consolidated Financial Statements have not been restated.

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

     During September 1996, the Company issued 579,857 shares of its Common Stock for the acquisition of three solid waste management companies (the "Pooled Companies"). These transactions were accounted for as pooling-of-interests and, accordingly, the Condensed Consolidated Financial Statements have been restated for the three and six months ended June 30, 1996 to include the accounts of the Pooled Companies.

     During December 1996, the Company issued 178,701 shares of its Common Stock for the acquisition of two solid waste management companies. These transactions were accounted for as pooling-of-interests; however, these acquisitions were not material to the Company's consolidated operations and financial position and, therefore, the 1996 Condensed Consolidated Financial Statements have not been restated.

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

     On April 17, 1997, a purported class action on behalf of the public shareholders of the Company entitled Schipper v. United Waste et al., Civil Action No. 15664-NC, was filed in the Court of Chancery of the State of Delaware against the Company and each of the members of the Company's Board of Directors asserting, among other things, that defendants breached their fiduciary duties to stockholders of the Company in negotiating the Merger Agreement and in engaging in certain related alleged acts and omissions. The complaint seeks, among other things, injunctive and other equitable relief against consummation of the Merger, and damages and costs in an unspecified amount. The Company believes the claim is without merit.

     On June 25, 1997, Richard and Martin Zielinski (the "Claimants") filed a demand for arbitration against Connecticut Valley Sanitary Waste Disposal, Inc. ("CVSWD"), a subsidiary of United Waste. The Claimants seek approximately $8,600,000, plus treble damages, based on CVSWD's alleged breaches of obligations under a lease and Massachusetts law in relation to the operation of CVSWD's Chicopee, Massachusetts landfill. CVWSD disagrees with Claimants' contentions and intends to vigorously defend against this claim. CVSWD will be filing a counter-demand for arbitration, based on the Claimants' breaches of the lease and Massachusetts law. It is too early to predict the outcome of the arbitration.

     The Company accrues the costs for closure and post-closure monitoring over the life of its owned landfills and will pay out these costs over the next thirty years. Major components of these costs include closure cap construction, leachate treatment and groundwater monitoring. The Company accrues these costs utilizing engineering estimates based on current governmental regulations regarding closure requirements. The Company estimates that the aggregate liability for the closure, post-closure and remediation costs of its landfills owned at June 30, 1997 will be approximately $71.8 million. At June 30, 1997, the Company has approximately $53.0 million of these costs accrued and, therefore, has accrued approximately 73.8% of its estimated total costs to date.

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

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

     The following discussion reviews the Company's operations for the six and three months ended June 30, 1997 and 1996 and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes thereto of the Company included herein and the Consolidated Financial Statements and related Notes thereto included in the Company's 1996 Annual Report on Form 10-K.

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

Introduction

     The Company was formed in July 1989 to acquire and operate businesses in the nonhazardous solid waste services industry and since its formation through June 30, 1997, has completed over 200 acquisitions, including 79 completed during 1996 and 48 in the first six months of 1997. The focus of the Company's acquisition program at present is to capitalize on opportunities around its existing operating regions that will create synergies and efficiencies, as well as to selectively enter several new regions annually. The Company may also selectively consider acquisitions or consolidation opportunities involving other public companies or large privately-held companies.

     The acquisitions completed by the Company during 1996 and the first six months of 1997 included fifteen that were accounted for as pooling-of-interests. (For information concerning such acquisitions and the restatement of the Company's financial statements in connection with certain of such acquisitions, see
Note 2 of Notes to unaudited Condensed Consolidated Financial Statements of the Company included elsewhere herein). The other acquisitions completed during 1996 and the first six months of 1997 were accounted for as purchases and, accordingly, the results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. In view of the fact that the Company's operating results for 1997 and 1996 were impacted by these acquisitions that were accounted for as purchases, the Company believes that the results of its operations for 1997 and 1996 are not directly comparable.

General

     The Company's revenues have been primarily attributable to (i) collection revenues and (ii) fees (commonly referred to as "tipping fees") charged to dispose of waste at the Company's landfills. The table below shows for the periods indicated the percentage of the Company's total revenues attributable to various sources.

                                           Six Months Ended June 30
                                     1997                         1996
Landfill operations(1)                26%                          29%
Collection operations(2)              68                           66
Waste reuse and reduction
  programs                             3                            2
Other services                         3                            3
Total                                100%                        100%


                                          Three Months Ended June 30
                                       1997                         1996
Landfill operations(1)                  27%                          30%
Collection operations(2)                67                           65
Waste reuse and reduction
  programs                               3                            2
Other services                           3                            3
Total                                  100%                         100%




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

     The Company estimates landfill closure and post-closure reserves based on an analysis of the requirements of the regulations under Subtitle D of the Resource Conservation and Recovery Act of 1976 and state laws and regulations. Since the annual charge for each landfill is determined based upon the total estimated unaccrued landfill closure and post-closure costs and the estimated portion of remaining airspace filled during the year, the provision may vary from period to period, as the volume of waste disposed of in the landfill increases or decreases, expansions and new permits change the life of the landfill and other circumstances require management to reevaluate and to change such estimates. The Company estimates that the aggregate liability for the closure and post-closure costs of the facilities that it currently owns will be approximately $71.8 million. At June 30, 1997, reserves for landfill closure and post-closure costs (including reserves assumed through acquisitions) were approximately $53.0 million, and the balance will be accrued over the remaining operating lives of the landfills.

Results of Operations

     Six months ended June 30, 1997 and 1996

     Revenues. Revenues for the first six months of 1997 were $216.6 million, representing an increase of 43% over revenues for the first six months of 1996 of $151.8 million. Of this increase, approximately 34 percentage points were due to the revenues attributable to (i) the businesses acquired by the Company subsequent to June 30, 1996 and (ii) businesses that were acquired during the first six months of 1996 and thus were included in the Company's results for the first six months of 1996 for only a portion of the six month period and in the Company's results for the first six months of 1997 for the full period. The balance of this increase was due to an increase in 1997 in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately 4.5 percentage points) and in prices charged for services (approximately 4.5 percentage points).

     Cost of Operations. As a percentage of revenues, cost of operations was 62.8% during the first six months of 1997 and 63.5% during the first six months of 1996. The improvement in gross margin in 1997 primarily reflected (i) the increase in revenues attributable to the fee and volume increases discussed above, which were achieved without a corresponding increase in related costs, and (ii) milder winter weather in the first quarter of 1997 than in the first quarter of 1996. This improvement in gross margin was offset somewhat by the increase in collection revenues as a percentage of total revenues, since collection operations generally have lower margins than landfill operations.

     Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased to $33.3 million during the first six months of 1997 from $24.8 million during the first six months of 1996, but as a percentage of revenues decreased to 15.4% during the first six months of 1997 from 16.3% during the first six months of 1996. The decrease in SG&A as a percentage of revenues in 1997 primarily reflected the fact that, as the Company completed acquisitions in 1996 and the first six months of 1997, its revenues increased without a commensurate increase in senior management expense or corporate overhead. Such decrease was partially offset by the fact that expenses related to acquisitions accounted for as pooling-of-interests (of which there were 11 in 1997 and one in 1996) were higher in the six months ended June 30, 1997 than in the six months ended June 30, 1996 (2.4% of revenues in 1997 compared with 1.4% of revenues in 1996).

     Interest Expense. Interest expense increased to $7.9 million in the first six months of 1997 from $7.2 million in the first six months of 1996. This increase primarily reflected the fact that the Company's indebtedness increased subsequent to the first six months of 1996 primarily as a result of the completion of acquisitions. Interest capitalized as a component of construction projects during the first six months of 1997 and 1996 amounted to approximately $1.2 million and $0.6, respectively.

     Other (Income) Expense, Net. Other income, net, was $1.6 million in the six months ended June 30, 1997 compared with other expense, net, of $1.8 million in the six months ended June 30, 1996. This increase in other income, net, was primarily attributable to the $2.0 million charge in 1996 resulting from the sale of the Company's transfer station in Pennsylvania and increased interest income in 1997 as a result of higher cash balances in 1997.

     Income Taxes. Income taxes increased to $17.0 million, or an effective rate of 41.6%, during the first six months of 1997 from $8.7 million, or an effective rate of 40.4% during the first six months of 1996. The increase in the effective rate in 1997 compared with 1996 was primarily due to the fact that the Company had certain transaction expenses in 1997 and 1996 relating to acquisitions accounted for as pooling-of-interests that are not deductible in determining taxable income and such expenses were higher in 1997 than in 1996.

Three months ended June 30, 1997 and 1996

     Revenues. Revenues for the three months ended June 30, 1997 were $121.0 million, representing an increase of 47.1% over revenues for the three months ended June 30, 1996 of $82.3 million. Of this increase, approximately 38.1 percentage points were due to the revenues attributable to (i) the businesses acquired by the Company subsequent to June 30, 1996 and (ii) business that were acquired during the second quarter of 1996 and thus were included in the Company's second quarter 1996 results for only a portion of the quarter and in the Company's second quarter 1997 results for a full quarter. The balance of this increase was due to an increase in 1997 in volume of waste received by the Company's operations that were owned by the Company throughout both periods (approximately 4 percentage points) and in prices charged for services (approximately 5 percentage points).

     Cost of Operations. As a percentage of revenues, cost of operations was 61.4% during the three months ended June 30, 1997 and 62.0% during the three months ended June 30, 1996. The improvement in gross margin in 1997 primarily reflected the increase in revenues attributable to the fee and volume increases discussed above, which were achieved without corresponding increase in related costs. This improvement in gross margin was offset somewhat by the increase in collection revenues as a percentage of total revenues, since collection operations generally have lower margins than landfill operations.

     Selling, General and Administrative Expense. SG&A increased to $18.1 million during the three months ended June 30, 1997 from $13.4 million during the three months ended June 30, 1996, but as a percentage of revenues decreased to 14.9% during the three months ended June 30, 1997 from 16.3% during the three months ended June 30, 1996. The decrease in SG&A as a percentage of revenues in 1997 primarily reflected the fact that, as the Company completed acquisitions in 1996 and the second quarter of 1997, its revenues increased without a commensurate increase in senior management expense or corporate overhead.

     Interest Expense. Interest expense was the same ($3.8 million) in the second quarters of 1997 and 1996, reflecting the fact that the Company's fixed rate debt was substantially the same in these quarters and that there were no outstanding amounts under the Company's revolving credit facility during these quarters.
Interest capitalized as a component of construction costs was approximately $0.6 million in the second quarter of 1997 and approximately $0.4 million in the second quarter of 1996.

     Other (Income) Expense, Net. Other income, net was $923,000 in the three months ended June 30, 1997 (compared with other expense, net, of $1.9 million in the three months ended June 30,
1996). This increase in other income, net, was primarily attributable to the $2.0 million charge in 1996 resulting from the sale of the Company's transfer station in Pennsylvania.

     Income Taxes. Income taxes increased to $10.8 million, or an effective rate of 41.7%, during the three months ended June 30, 1997 from $5.1 million, or an effective rate of 41.7% during the three months ended June 30, 1996.

Liquidity and Capital Resources

     The Company (i) has used, and expects to continue using, a substantial amount of cash generated from operations to fund acquisitions, thereby reducing its current assets and (ii) in connection with acquisitions and the financing of machinery and equipment, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current liabilities. As a result of the foregoing financing practices, the Company has had low levels of working capital or working capital deficiencies. Although the Company had working capital of $28.6 million at June 30, 1997, the Company expects that in the future it may maintain lower levels of working capital or working capital deficiencies based on the financing practices described above. As discussed below, the Company believes that its working capital position will not impair its ability to meet its ongoing cash requirements and continue its acquisition program, although there can be no assurance of this.

     During the six months ended June 30, 1997, the Company generated cash from operations of approximately $50.5 million and had net cash from financing activities of approximately $74.0 million. The Company used these funds generated from operating and financing activities to complete business acquisitions of approximately $73.9 million and for capital expenditures of approximately $26.3 million. These acquisitions and capital expenditures accounted for the increase in property and equipment, and intangible assets, at June 30, 1997 compared with such amounts at December 31, 1996.

     In March 1997, the Company completed a public offering in which it issued 3,450,000 shares of Common Stock at a price of $36.50 per share. The net proceeds to the Company from this offering was approximately $119 million. The Company used approximately $47 million of such net proceeds to repay all outstanding indebtedness under the Company's Credit Facility described below. This offering accounted for the increase in cash and cash equivalents and the decrease in long-term debt, in each case at June 30, 1997 compared with December 31, 1996. This offering was also the primary reason for the increase in stockholders equity at June 30, 1997 compared with December 31, 1996.

     The Company's $190 million, three year, secured revolving credit facility due December 1999 (the "Credit Facility") bears interest on outstanding loans at a rate per annum equal to the Eurodollar Rate (Reserved Adjusted)(as defined in the loan agreement providing for the Credit Facility) applicable to each interest period plus 0.625% to 1.25% per annum or the Alternate Reference Rate (as defined) from time to time in effect. The Credit Facility is secured by the stock of the Company's subsidiaries, restricts the Company from granting other liens on its assets (subject to certain limited exceptions), and requires the Company to comply with certain covenants including, but not limited to, maintenance of certain financial ratios, limitation on additional indebtedness, limitation on capital expenditures and a prohibition on the Company's payments of cash dividends on its capital stock. The Credit Facility also currently requires that the consent of the lenders be obtained in order for the Company to make an acquisition that provides for an aggregate purchase price of $50 million or more. In addition, the Credit Facility prohibits the Company from using more than $15 million of its cash to secure closure and post-closure obligations that the Company may have relating to its landfills. At June 30, 1997, there was no indebtedness outstanding under the Credit Facility compared with $31.5 million outstanding at December 31, 1996, reflecting the repayment of all indebtedness under the Credit Facility from the proceeds of a public offering as described above.

     The Credit Facility also allows the Company to obtain up to $90 million in letters of credit. These letters of credit may be used, among other purposes, to secure or support closure obligations that the Company may have relating to its landfills. At June 30, 1997, the face amount of outstanding letters of credit issued pursuant to the Credit Facility was approximately $67.7 million. The aggregate amount that the Company is permitted to borrow under the Credit Facility is reduced by the aggregate face amount of all outstanding letters of credit issued thereunder.

     Set forth is a discussion of the Company's primary ongoing cash requirements and the means by which it expects to meet these requirements in the future.

     Operating Activities. The Company anticipates that for the foreseeable future, cash on hand and cash generated from operating activities will be sufficient to provide the cash required for operating activities.

     Capital Expenditures. The Company expects to make capital expenditures on an ongoing basis for improvements to, and expansion of, its landfills and for equipment purchases. The Company estimates that the capital expenditures that will be required in respect of the existing operations of the Company will be in the range of $39 million to $44 million during the last six months of 1997 and $65 to $70 million in 1998. The Company expects that it will fund such estimated capital expenditures in respect of its existing operations from cash on hand, cash generated from operations, supplemented, if required, by borrowings available under the Credit Facility. In addition, the Company expects that it will be required to make capital expenditures in respect of new operations that it may hereafter acquire. The Company cannot quantify at this time the amount of such capital expenditures.

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

     Debt Repayment. At June 30, 1997, the Company had debt and capital lease obligations of approximately $280.9 million. The Company will be obligated to retire approximately $1.8 million and $6.0 million of indebtedness during the remainder of 1997 and in 1998, respectively. The Company plans to meet such obligations from cash on hand, cash generated from operations, borrowings available under the Credit Facility and/or additional financing.

     Financial Assurance. The Company is required to provide financial assurance to various governmental and regulatory bodies for closure, post-closure and remediation obligations. The Company provides for these financial assurance obligations primarily through the issuance of letters of credit obtained under the Credit Facility, as well as through surety bonds and irrevocable trust funds. As of June 30, 1997, the aggregate amount of these financial assurance obligations was $48.8 million, $37.7 million of which is being satisfied by letters of credit obtained under the Credit Facility.

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


     The Company capitalizes certain costs related to obtaining certain financings and amortizes these costs over the life of the related financing. In the event that the Company refinances any financings with respect to which it has capitalized costs, the Company would be required to charge against earnings the unamortized portion of such costs. At June 30, 1997 the Company's unamortized financing costs amounted to approximately $6.3 million.

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

PART II   OTHER INFORMATION

Item 1    Legal Proceedings


     On June 25, 1997, Richard and Martin Zielinski (the "Claimants") filed a demand for arbitration against Connecticut Valley Sanitary Waste Disposal, Inc. ("CVSWD"), a subsidiary of United Waste. The Claimants seek approximately $8,600,000, plus treble damages based on CVSWD's alleged breaches of obligations under a lease and Massachusetts law in relation to the operation of CVSWD's Chicopee, Massachusetts landfill. CVWSD disagrees with Claimants' contentions and intends to vigorously defend against this claim. CVSWD will be filing a counter-demand for arbitration, based on the Claimants' breaches of the lease and Massachusetts law. It is too early to predict the outcome of the arbitration.

Item 2    Changes in Securities

Sale of Unregistered Securities

     Set forth below is certain information concerning sales by the Company of unregistered securities during the second quarter of 1997. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by
Section 4(2) thereof for transactions not involving a public offering.

                                  Shares
Month                             Issued
April                              91,935
May                               133,799
June                              957,979
  Total                         1,183,713

     The above issued shares of the Company's Common Stock were issued to acquire one landfill, one transfer station and six collection companies and certain related assets.

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

  (b)     Reports on Form 8-K:

               (1)  Form 8-K - Dated April 16, 1997, Item 5.

               (2)  Form 8-K - Dated June 27, 1997, Item 5.


                             SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              UNITED WASTE SYSTEMS, INC.


Dated:  August 14, 1997       By:  /s/ Michael J. Nolan
                                   Michael J. Nolan
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Dated:  August 14, 1997       By:  /s/ Sandra E. Welwood
                                   Sandra E. Welwood
                                   Vice President, Controller
                                   (Principal Accounting Officer)